Form 10-Q
period 1996-06-30
SHOWBOAT MARINA CASINO PARTNERSHIP; SHOWBOAT MARINA FINANCE CORP
filed 1996-08-14
CIK 1013788, 1013791

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended         June 30, 1996

                                  or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                to

Commission file number                   333-4402

               Showboat Marina Casino Partnership
     (Exact name of registrant as specified in its charter)

            Indiana                             35-1978576
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)             Identification No.)

2001 E. Columbus Dr., East Chicago, Indiana       46410
(Address of principal executive offices)          (Zip Code)

                         (219)  392-1111
      (Registrant's telephone number, including area code)

               Showboat Marina Finance Corporation
     (Exact name of registrant as specified in its charter)

            Nevada                               88-0356197
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)

2001 E. Columbus Dr., East Chicago, Indiana       46410
(Address of principal executive offices)          (Zip Code)

                         (219)  392-1111
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.              Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.


               Showboat Marina Casino Partnership

                         Not applicable.


               Showboat Marina Finance Corporation

       1,000 shares of common stock, $1.00 par value as of

                         July 31, 1996.

        SHOWBOAT MARINA CASINO PARTNERSHIP (PARTNERSHIP)
                  (A Development Stage Entity)
                               AND
            SHOWBOAT MARINA PARTNERSHIP (PREDECESSOR)
                              INDEX
                                                         PAGE
PART  I FINANCIAL INFORMATION                             4
 ITEM  1. FINANCIAL STATEMENTS                            4

   CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996
   AND MARCH 31, 1996                                     4

   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
   THREE MONTHS ENDED JUNE 30, 1996, THE PERIOD FROM
   MARCH 29, 1996 (COMMENCEMENT OF DEVELOPMENT)
   THROUGH MARCH 31, 1996 AND FOR THE PERIOD FROM
   JANUARY 31, 1994 (INCEPTION) THROUGH JUNE 30, 1996     5

   CONSOLIDATED STATEMENT OF PARTNERS CAPITAL PERIOD
   FROM MARCH 29, 1996 (COMMENCEMENT OF DEVELOPMENT)
   THROUGH JUNE 30, 1996                                  6

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
   THREE MONTHS ENDED JUNE 30, 1996, THE PERIOD FROM
   MARCH 29, 1996 (COMMENCEMENT OF DEVELOPMENT)
   THROUGH MARCH 31, 1996, THE PERIOD FROM JANUARY
   1, 1996 THROUGH MARCH 28, 1996 AND THE PERIOD
   FROM JANUARY 31, 1994 (INCEPTION) THROUGH JUNE
   30, 1996                                               7

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             8

 ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS    12

PART  II OTHER INFORMATION                               16

 ITEM  1. LEGAL PROCEEDINGS                              16

 ITEM  2. CHANGES IN SECURITIES                          16

 ITEM  3. DEFAULTS UPON SENIOR SECURITIES                16

 ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                               16

 ITEM  5. OTHER INFORMATION                              17

 ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K               17

     SIGNATURES                                          18

PART I    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

               SHOWBOAT MARINA CASINO PARTNERSHIP
                  (A DEVELOPMENT STAGE ENTITY)
Consolidated Balance Sheet as of June 30, 1996 and March 31, 1996

                            ASSETS
                                                      June 30,         March 31,
                                                       1996               1996
                                                    (Unaudited)
                                                             (in thousands)
Cash held in escrow                                 $ 141,794          $ 157,295

Interest receivable                                       551                 59

Property and equipment:
Land improvements                                       2,123              2,123
Furniture, fixtures and equipment                         570                482
Construction in progress                               35,803             16,251
Total property and equipment                           38,496             18,856

Economic development costs                              1,190              1,120
Other assets                                            2,761              2,752

                                                    $ 184,792          $ 180,082

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                    $   2,769          $     946
Accrued expenses                                        4,878                152
Long-term debt                                        140,000            140,000
Total liabilities                                     147,647            141,098

Commitments and contingencies

Partners' capital (includes deficit accumulated
during the development stage of $1,855,000 and
$16,000 at June 30, 1996 and March 31, 1996
respectively)                                          37,145             38,984
                                                    $ 184,792          $ 180,082

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


               SHOWBOAT MARINA CASINO PARTNERSHIP
                  (A Development Stage Entity)


   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
       ENDED JUNE 30, 1996, THE PERIOD FROM MARCH 29, 1996
  (COMMENCEMENT OF DEVELOPMENT) THROUGH MARCH 31, 1996 AND FOR
    THE PERIOD FROM JANUARY 31, 1994 (INCEPTION) THROUGH JUNE
                            30, 1996

                                                                     For the
                                                   For the         period from
                                  For the        period from     January 31, 1994
                               three months     March 29, 1996     (inception)
                                ended June         through           through
                                 30, 1996          March 31,      June 30, 1996
                                (Unaudited)          1996          (Unaudited)

                                               (in thousands)

Interest income                 $ 1,995            $  59             $ 2,054

Interest expense                  4,784               93               4,877

Less: Interest capitalized         (950)             (18)               (968)

Net interest expense              3,834               75               3,909

Net loss accumulated
during the development
stage                           $(1,839)           $ (16)            $(1,855)


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


               SHOWBOAT MARINA CASINO PARTNERSHIP
                  (A Development Stage Entity)


           Consolidated Statement of Partners Capital
       For the Period from March 29, 1996 (commencement of
               development) through June 30, 1996



                                                      SHOWBOAT
                                    SHOWBOAT           MARINA
                                     MARINA          INVESTMENT
                                   PARTNERSHIP       PARTNERSHIP         TOTAL
                                   (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                                    (in thousands)
Balance at beginning of period    $      -           $     -           $      -

Capital contributions               21,897               390             22,287

Net loss accumulated during the
development stage                   (1,836)              (19)            (1,855)

Transfer of net assets from
Showboat Marina Partnership         16,713                 -             16,713

Balance at June 30, 1996          $ 36,774           $   371           $ 37,145


                     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        SHOWBOAT MARINA CASINO PARTNERSHIP (PARTNERSHIP)
                  (A Development Stage Entity)
                               AND
            SHOWBOAT MARINA PARTNERSHIP (PREDECESSOR)


Consolidated Statements of Cash Flows for the three months ended
 June 30, 1996, the period from March 29, 1996 (commencement of development) through March 31, 1996, the period from January 1,
1996 through March 28, 1996 and the period from January 31, 1994
                (inception) through June 30 1996

                                 PARTNERSHIP          PREDECESSOR  CUMULATIVE

                                        PERIOD FROM
                                         MARCH 29,
                                            1996      PERIOD FROM  PERIOD FROM
                            FOR THE      (COMMENCE-   JANUARY 1,   JANUARY 31,
                             THREE        MENT OF        1996         1994
                             MONTHS     DEVELOPMENT)    THROUGH    (INCEPTION)
                           ENDED JUNE     THROUGH      MARCH 28,     THROUGH
                            30, 1996     MARCH 31,       1996       JUNE 30,
                          (UNAUDITED)       1996                      1996
                                                                   (UNAUDITED)
                                             (in thousands)
Cash flows from operating
 activities:
Net loss                 $  (1,839)     $     (16)       $      -    $  (1,855)
Interest receivable           (492)           (59)              -         (551)
Licensing costs                  -              -            (276)      (2,372)
Other assets                    (8)             -             (68)        (389)
Accounts payable             1,823              -             443        2,769
Accrued expenses             4,726            152               -        4,878
 Net cash provided by
 (used in) operating         4,210             77              99        2,480
 activities
Cash flows from investing
 activities:
Economic development
 costs                         (70)             -              (7)      (1,190)
Purchase of land
 improvements                    -              -            (286)      (2,123)
 Payments for
 construction in           (19,067)             -          (5,246)     (29,698)
 progress
Advance to affiliate             -              -              (1)
 Net cash used in
  investing activities     (19,225)             -          (5,738)     (33,581)

Cash flows from financing
 activities:
Proceeds from issuance
 of notes payable, net        (486)       134,931            (550)     133,895
 of issuance costs
Loan from affiliate              -              -          28,118            -
Capital contributions            -         22,287         (22,287)      39,000
 Net cash provided by
  financing activities        (486)       157,218           5,281      172,895
 Net increase (decrease)
  in cash                  (15,501)       157,295            (358)     141,794
Cash at beginning of
 period                    157,295              -             359            -
Cash at end of period    $ 141,794      $ 157,295        $      1    $ 141,794


              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        SHOWBOAT MARINA CASINO PARTNERSHIP (PARTNERSHIP)
                  (A Development Stage Entity)
           Notes to Consolidated Financial Statements

                          June 30, 1996

 (1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES

   NATURE OF OPERATIONS

   The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Showboat Marina Casino Partnership (a development stage entity) (Partnership) and its wholly owned subsidiary, Showboat Marina Finance Corporation (Finance Corporation) as of June 30, 1996 and March 31, 1996, and for the periods from April 1, 1996, through June 30, 1996, and March 29, 1996 (commencement of development) through March 31, 1996. These financial statements also present the cash flows of Showboat Marina Partnership (Predecessor) for the period from January 1, 1996 through March 28, 1996, and the cumulative cash flows of the Partnership and the Predecessor from January 31, 1994 (inception) through June 30, 1996. The
   Predecessor had no operations through March 28, 1996 other than development and licensing activities, the cost of which were capitalized and subsequently contributed to the Partnership as described below. Therefore a statement of operations is not applicable.

   Partnership is a general partnership and was formed as of March 1, 1996 for the purpose of developing a riverboat casino complex in East Chicago, Indiana to be operated on Lake Michigan. The complex will consist of a gambling cruise vessel and a land based support facility (East Chicago Showboat). The East Chicago Showboat vessel is expected to contain approximately 51,000 square feet of gaming space with approximately 1,700 slot machines and approximately 86 table games. The land based facility is expected to consist of a pavilion, garage and surface parking. The pavilion will be approximately 100,000 square feet and will include a buffet/coffee shop, lounge, gift shop, ticket/promotions area as well as administrative offices. The current design includes a 1,000 space parking garage and 1,500 space surface parking. The Partnership is currently evaluating the expansion of the garage by 800 spaces and connecting the garage directly to the pavilion prior to opening. Finance Corporation was incorporated on March 7, 1996 to assist the
   Partnership  in  financing  the  East  Chicago  Showboat.  The
   Predecessor  was  formed on January  31,  1994  and  had  been
   developing  the  project  prior  to  the  formation   of   the
   Partnership.

   The Partnership is owned 99% by the Predecessor and 1% by Showboat Marina Investment Partnership. The Partnership is effectively owned 55% by Showboat, Inc. (Showboat) and 45% by Waterfront Entertainment and Development, Inc. (Waterfront) through various partnership interests.

   The Predecessor applied for the sole riverboat gaming license allocated to East Chicago, Indiana and was granted a certificate of suitability (Certificate of Suitability) by the Indiana Gaming Commission on January 8, 1996. On March 20, 1996, the Predecessor received approval to transfer the Certificate of Suitability to the Partnership. As of March 27, 1996, the Predecessor contributed the Certificate of Suitability, and on March 28, 1996 all of its assets (except for the capital stock of East Chicago Second Century, Inc.), liabilities and obligations were contributed to the Partnership.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the financial statement and notes thereto included in the Partnership's
   Amendment  No.  2  to  Registration  Statement  on  Form   S-4
   effective July 11, 1996.

   The accompanying unaudited consolidated financial statements contain all adjustments which are only of a recurring nature, in the opinion of management, necessary for a fair statement
   of  the  results  of  the  interim  period.   The  results  of
   operations for the interim periods are not indicative or results of operations for an entire year. Certain prior period balances have been reclassified to conform to the current period's presentation.

 (2)    LONG-TERM DEBT

   On March 28, 1996, the Partnership and Finance Corporation issued $140.0 million (Offering) in the aggregate principal amount of 13 1/2% Series A First Mortgage Notes due 2003 (Old Notes) through a private placement. In connection with the Offering, the Partnership and Finance Corporation committed to file a registration statement to register the Partnership's and Finance Corporation's 13 1/2% Series B First Mortgage Notes due 2003 (New Notes) and exchange the Old Notes for the New Notes. All of the Old Notes were exchanged for the New Notes on August 12, 1996. The form and terms of the New Notes are identical in all material respects to the Old Notes. Hereafter, the New Notes and Old Notes shall be referred to as the Notes.

   The proceeds from the Offering were approximately $134.4 million, net of underwriting discounts and commissions. The net proceeds will be used to develop the East Chicago Showboat. Interest is payable on the Notes semiannually on March 15, and September 15 of each year commencing September 15, 1996. The Notes will not be redeemable prior to March 15, 2000, except as otherwise required by a gaming authority. On and after March 15, 2000, the Notes will be redeemable at the option of the Partnership, in whole or in part, at redemption prices ranging from 106.750% in 2000 through 100.000% in 2002 and thereafter, as defined in the Indenture for the Notes (the Note Indenture), plus accrued and unpaid interest and liquidated damages, if any.

   The Note Indenture places significant restrictions on the incurrence of additional indebtedness, the creation of additional liens on the collateral securing the Notes,
   transactions   with   affiliates  and   payment   of   certain
   restricted payments.

 (3)    COMMITMENTS AND CONTINGENCIES

   Atlantic  Marine, Inc. has been retained to  build  and  equip the  riverboat  vessel.  The current contract price  is  $38.5 million, but is subject to adjustments, if any, as set forth in the contract.

   Tonn & Blank, Inc., in joint venture with KLM Construction, Inc., has been retained to build and construct the approximately $34.0 million land based facilities of the East Chicago Showboat. The general construction contract provides for payment of a basic fee of $1.7 million and a general conditions fee of $1.2 million for the general contractor services. In addition, the joint venture may bid on the subcontracts for construction at the East Chicago Showboat. As of August 12, 1996 the joint venture has been selected as the subcontractor for the construction of building concrete, structural steel erection and pilecaps for the East Chicago Showboat at a construction cost of approximately $2.6 million.

   Luhr Bros., Inc., has been retained to build the breakwater, mooring/fending bulkhead and to perform basin dredging necessary for the marina operations of the East Chicago Showboat. The contract is a fixed price contract for $14.5 million and is subject to adjustments based on design changes related to the development.

   Thompson Engineering has been retained to provide the Partnership with basic services related to the reconstruction and the construction phases of the development of the riverboat casino complex. For basic services, the Partnership shall compensate Thompson Engineering on a time and materials basis estimated to be approximately $.9 million.

   The Hillier Group has been retained by the Partnership as the project architect for the pavilion, garage, water treatment plant facade, vessel, and sitework. The Hillier Group will provide the basic services related to the following five phases of the development and construction of the Casino:
   Schematic Design Phase, Design Development Phase, Construction Documents Phase, Bidding or Negotiation Phase, and the Construction phase. The compensation for these basic services is time and materials estimated to be approximately $2 million.

   The Partnership has entered into numerous agreements and financial commitments for the construction of leasehold improvements as well as to promote the economic development of the City of East Chicago that must be completed whether or not an owner's license is issued to the Partnership. In the event an owner's license is not issued, the fulfillment of these commitments as well as the realization of the costs already expended could have a material adverse impact on the financial condition, results of operations and liquidity of the Partnership.

 (4)    PARTNERS' CAPITAL

   Showboat,  beneficial  owner of 55% of  the  Partnership,  has committed  to  a  standby equity commitment  of  up  to  $30.0 million  and  a  completion guarantee of up to $30.0  million.
   The terms of these agreements are as follows:

   The standby equity commitment provides that if during any of the first three full four-quarter periods after the riverboat is operating the Partnership's combined cash flow is less than $35.0 million for any such full fiscal four-quarter period, Showboat will cause to be contributed additional capital contributions that will result in net cash proceeds to the Partnership of not less than the difference between $35.0 million and the combined cash flow for the period; provided, however, that in no event shall Showboat be required to cause to be contributed more than $15.0 million in respect of any one such full fiscal four-quarter period or more than $30.0 million in the aggregate.

   Showboat has also agreed to complete the East Chicago Showboat so that it becomes operating and will guarantee the payment of all project costs owing prior to such completion. The completion guarantee will be subject to certain limitations, qualifications and exceptions. This obligation goes into effect only in the event there are insufficient funds to meet the costs of developing, constructing and opening the East Chicago Showboat and is limited to $30.0 million in the aggregate.

(5)  RELATED PARTY TRANSACTIONS

     As discussed in Note 3, the East Chicago Showboat has entered into a construction contracts with Tonn & Blank, Inc. in joint venture with KLM Construction, Inc. for the purpose of serving as general contractors for the development. Nikos Kefolidis, the President of KLM, beneficially owns 3.0% of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEVELOPMENT ACTIVITIES

The   operations  of  Showboat  Marina  Casino  Partnership  (the
"Partnership"), and of Showboat Marina Partnership (the "Predecessor"), which contributed all of its assets (except for the capital stock of East Chicago Second Century, Inc.) and liabilities to the Partnership as of March 28, 1996, have been limited to applying for appropriate gaming licenses and securing the land for, arranging for construction of, finalizing the design of, and developing and obtaining financing for a riverboat gaming complex (the "East Chicago Showboat"). East Chicago Showboat will contain approximately 51,000 square feet of gaming space with approximately 1,700 slot machines and approximately 86 table games. The land based facility is expected to consist of a pavilion, garage and surface parking. The pavilion will be approximately 100,000 square feet and will include a buffet/coffee shop, lounge, gift shop, ticket/promotions area as well as administrative offices. The current design includes a 1,000 space parking garage and 1,500 space surface parking. The Partnership is currently evaluating the expansion of the garage by 800 spaces and connecting the garage directly to the pavilion prior to opening. Subject to obtaining the necessary gaming licenses, other permits and financing, the Partnership expects gaming operations at East Chicago Showboat to commence by July 1, 1997.

RESULTS OF OPERATIONS

The Partnership is in the development stage and has capitalized all costs, except for some interest expense. Accordingly, the
Partnership does not have any historical operating income. The Finance Corporation is wholly-owned by the Partnership and was incorporated to assist the Partnership in financing the East Chicago Showboat. The capitalized costs consist primarily of land improvements, economic development payments, vessel design and legal, audit, consulting and design fees, financing and commitment fees, interest on qualifying assets, and gaming application fees, all associated with the development of East Chicago Showboat. The Partnership anticipates that the results of its first twelve months of operations will be adversely affected by expensing of preopening costs and should not be indicative of future operations. Future operating results will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of the Partnership. While the Partnership believes that East Chicago Showboat will be able to attract a sufficient number of customers and achieve the level of activity necessary to permit the Partnership and the Finance Corporation to meet their payment obligations in connection with the Notes, there can be no assurance with respect thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

Since its inception, the Partnership has met its capital requirements through the $39.0 million capital contribution (the "Capital Contribution") and the $134.4 million net proceeds from the offering (the "Offering") of its 13 1/2% Series A First Mortgage Notes due 2003 (the "Old Notes"). The $195.0 million necessary to fund the design, development, construction, equipping and opening of East Chicago Showboat is expected to be derived from the Capital Contribution, the proceeds from the Offering, and approximately $16.0 million of capital lease financing which capital lease financing is currently being negotiated with third parties. Management believes that it has sufficient sources of funds for the construction of the East Chicago Showboat. The funds provided by these sources are expected to be sufficient to develop and commence operations of East Chicago Showboat. However, there can be no assurance that such funds will be sufficient for the development and construction of East Chicago Showboat. The
Partnership has entered into fixed price contracts for the construction of the casino vessel and other portions of the East Chicago Showboat. Fixed or guaranteed maximum price contracts are subject to price adjustments if the plans and specifications are changed. The unspent portion of the Capital Contribution and the net proceeds of the Offering have been deposited into the Escrow Account and invested in cash equivalents and will be disbursed pursuant to the Escrow and Disbursement Agreement for the construction of East Chicago Showboat. Showboat, Inc.
("Showboat") has entered into a completion guarantee (the "Completion Guarantee") committing up to $30.0 million, subject to certain exceptions, qualifications and limitations, to complete the Minimum Facilities (as defined in the Completion Guarantee). Showboat also provided the standby equity commitment pursuant to which it has agreed to cause to be made up to an aggregate of $30.0 million in additional capital contributions to the Partnership during the first three Operating Years (as defined in the standby equity commitment) if the Partnership's Combined Cash Flow (as defined in the standby equity commitment) does not reach $35.0 million in any one such Operating Year, subject to certain terms and conditions; however, in no event shall Showboat be required to contribute more than $15.0 million in respect of any one such Operating Year.

The following table sets forth the estimated sources and uses of funds for the construction of East Chicago Showboat through its expected opening date of July 1, 1997 (in millions) as adjusted through the first budget amendment effective as of June 18, 1996.


SOURCES:                         USES<F1>:
Capital Contribution     $ 39.0  Casino vessel                 $ 46.0
Notes                     140.0  Gaming and other equipment      17.2
Capital Lease Financing    16.0  Preopening expenses             18.0
     Total Sources       $195.0  Interest<F2>                    16.6
                                 Breakwater                      16.4
                                 Garage                          10.2
                                 Furniture, fixtures &           11.9
                                 equipment
                                 Contingency                     12.0
                                 Pavilion                        13.6
                                 Design and development fees     10.5
                                 Economic development             5.9
                                 incentives
                                 Site improvements and            5.0
                                 infrastructure
                                 Offering discounts and           6.7
                                 expenses
                                 Bankroll and working capital     5.0
                                          Total Uses           $195.0

<F1> The Partnership believes that the construction budget is reasonable and the Partnership has entered into fixed or guaranteed maximum price contracts (which are subject to price adjustment if the plans and specifications are changed) for the construction of a substantial portion of East Chicago Showboat. Given the risks inherent in the construction process, however, actual construction costs may be significantly higher.
<F2> Interest is net of interest income anticipated to be earned on the funds in the Escrow Account. Assumes interest income of 4.0% on the cash balance in the Escrow Account.

The Old Notes were issued under the Note Indenture dated as of the Closing Date between the Partnership, the Finance Corporation and American Bank National Association as Trustee (in such capacity, the "Trustee" or "Registrar"). In connection with the Offering, the Partnership and Finance Corporation committed to file a registration statement to register the Partnership's
13 1/2% Series B First Mortgage Notes due 2003 (the "New Notes") and exchange the Old Notes for the New Notes. The Old Notes and the New Notes were exchanged as of August 12, 1996. The form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes, except that (i) the New Notes have been registered under the Securities Act (ii) holders of New Notes are not be entitled to liquidated damages which had been payable in the event that a registration statement had not been filed and became effective as of a certain date (iii) holders of New Notes will not be entitled to certain rights intended for the holders of unregistered securities. Hereafter, the Old Notes and the New Notes shall be referred to as the Notes.

The Notes mature on March 15, 2003. Interest payment dates under the Notes are March 15 and September 15, commencing September 15, 1996. The Notes are senior secured obligations of the Partnership. The Notes rank PARI PASSU, or on a parity with, in right of payment with all existing and future senior indebtedness of the Partnership and senior in right of payment to all future Subordinated Indebtedness of the Partnership. The Notes are without recourse to the general partners of the Partnership or to Showboat.

The Notes may be redeemed at the option of the Partnership, in whole or in part, at any time on and after March 15, 2000, at the redemption prices set forth in the Note Indenture, plus accrued and unpaid interest and liquidated damages thereon, if any, through the redemption date.

Upon a Change of Control, each holder of Notes will have the right to require the Partnership to repurchase all or part of such holder's Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages thereon, if any, to the date of repurchase. The Note Indenture contains certain covenants that, among other things, limit the ability of the Partnership and its Restricted Subsidiaries to incur additional Indebtedness and issue Disqualified Stock, pay dividends or make other distributions, repurchase Equity Interests or Subordinated Indebtedness, engage in certain lease transactions, create certain liens, enter into transactions with affiliates, sell assets, issue or sell certain Equity Interests of the Partnership's subsidiaries or enter into certain mergers and consolidations.

Following the commencement of operations of East Chicago Showboat, the Partnership expects to fund its operating debt service and capital needs from operating cash flow. Based upon the Partnership's anticipated future operations, management believes that available cash flow from East Chicago Showboat's future operations, together with the proceeds from the offering and the capital contribution, will be adequate to meet the Partnership's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal of and interest and liquidated damages, if any, on the Notes for the foreseeable future. No assurance can be given, however, that operating cash flow will be sufficient for that purpose. The Partnership intends to establish initial working capital reserves to provide for anticipated short-term liquidity needs. Although no additional financial is contemplated, the Partnership will seek, if necessary and to the extent permitted under the Indenture, additional financing through bank borrowings, debt or equity financings. There can be no assurance that additional financing, if needed, will be available to the Partnership, or that, if available, the financing will be on terms favorable to the Partnership. There is no assurance that the Partnership's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

COSTS EXPENDED TO DATE

Through June 30, 1996, approximately $42.4 million had been expended on development of the East Chicago Showboat of which approximately $2.4 million had been expended on licensing and organizational costs, and approximately $1.2 million had been expended on economic development costs as required by the Company's letter agreement with the City of East Chicago.

SEASONALITY

The Partnership has no operating history. The Partnership anticipates that activity at East Chicago Showboat will be affected by weather conditions and that the heaviest activity will be from May through September rather than October through April when East Chicago experiences harsher weather. Accordingly, the Partnership's results of operations may fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

PART II  Other Information

ITEM 1.  LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

(a)  None.

(b) On July 15, 1996, the Showboat Marina Casino Partnership and Showboat Marina Finance Corporation (collectively, the "Company") offered (the "Exchange Offer"), subject to certain terms and conditions, to exchange $1,000 in principal amount of its 13 1/2% Series B First Mortgage Notes due 2003 (the "New Notes") for each $1,000 in principal amount of its outstanding 13 1/2% Series A First Mortgage Notes due 2003 (the "Old Notes"), of which an aggregate principal amount of $140.0 million was outstanding.

     Under the terms of the Exchange Offer, the Company agreed to accept for exchange any and all Old Notes that are validly tendered prior to 5:00 p.m., New York City time, on August 12, 1996 and on such date all Old Notes were exchanged for the New Notes. The Exchange Offer was subject to the terms and provisions of the Registration Rights Agreement dated as of March 28, 1996 (the "Registration Rights Agreement") among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Nomura Securities International, Inc. and Bear, Stearns & Co. Inc. (collectively the "Initial Purchasers").

     The Old Notes were, and the New Notes also were, issued under the Indenture dated as of March 28, 1996 between the
Company and American Bank National Association as Trustee (in such capacity, the "Trustee" or "Registrar"). The form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes, except that (i) the New Notes were registered under the Securities Act and, therefore, will not bear legends restricting the transfer thereof, (ii) holders of New Notes are not entitled to certain liquidated damages otherwise payable under the Registration Rights Agreement in respect of Old Notes held by such holders during any period in which a registration statement has not been filed and/or is not effective and (iii) holders of New Notes are not entitled to certain rights under the Registration Rights Agreement intended for the holders of unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS



Exhibit
NUMBER               DESCRIPTION

 10.01 Agreement; General Contractor dated April 30, 1996 between Showboat Marina Casino Partnership and Tonn & Blank, Inc., in Joint Venture with KLM Construction, Inc.

 10.02 EJCDC - Standard Form of Agreement, as modified dated May 13, 1996 between Showboat Marina Casino Partnership and Luhr Bros., Inc.

 27.01    Financial Data Schedule.


(b)  REPORTS ON FORM 8-K

     None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange  Act of  1934,  the  registrants have duly caused this  report  to  be
signed  on  their  behalf  by  the  undersigned  thereunto   duly
authorized.


                                SHOWBOAT MARINA CASINO
                                PARTNERSHIP, an Indiana general
                                partnership

By: SHOWBOAT MARINA INVESTMENT  By:  SHOWBOAT MARINA
    PARTNERSHIP, an Indiana          PARTNERSHIP, an Indiana
    general partnership, a           general partnership, a
    general partner                  general partner

By: SHOWBOAT INDIANA            By:  SHOWBOAT INDIANA
    INVESTMENT LIMITED               INVESTMENT LIMITED
    PARTNERSHIP, a Nevada            PARTNERSHIP, a Nevada
    limited partnership, a           limited partnership, a
    general partner                  general partner

By: SHOWBOAT INDIANA, INC., a   By:  SHOWBOAT INDIANA, INC., a
    Nevada corporation, its          Nevada corporation, its
    general partner                  general partner


By: /s/                         By:  /s/
    J. Keith Wallace                 J. Keith Wallace
    President and Chief              President and Chief
    Executive Officer                Executive Officer


By: /s/                          By: /s/
    Joseph G. O'Brien III            Joseph G. O'Brien III
    Vice President Finance and       Vice President Finance and
    Chief Financial Officer          Chief Financial Officer


By: WATERFRONT ENTERTAINMENT    By:  WATERFRONT ENTERTAINMENT
    AND DEVELOPMENT, INC., an        AND DEVELOPMENT, INC., an
    Indiana corporation, a           Indiana corporation, a
    general partner                  general partner


By: /s/                         By:  /s/
    Michael A. Pannos                Michael A. Pannos
    President                        President


By: /s/                         By:  /s/
    Thomas S. Cappas                 Thomas S. Cappas
    Treasurer (principal             Treasurer  (principal
    financial officer)               financial officer)

                                SHOWBOAT MARINA FINANCE
                                CORPORATION, a Nevada
                                corporation


                                By:  /s/
                                     Michael A. Pannos
                                     Secretary


                                By:  /s/
                                     Joseph G. O'Brien, III
                                     Vice President Finance and
                                     Chief Financial Officer

                              EXHIBIT INDEX

 Exhibit                                                           Page
 NUMBER                   DESCRIPTION                               NO.

 10.01     Agreement; General Contractor dated April 30, 1996       21
           between  Showboat  Marina  Casino  Partnership and
           Tonn  &  Blank,  Inc.,  in  Joint Venture with KLM
           Construction, Inc.

10.02      EJCDC - Standard  Form  of  Agreement, as modified       46
           dated  May  13,  1996   between   Showboat  Marina
           Casino Partnership and Luhr Bros., Inc.

27.01      Financial Data Schedule.                                 58