Form 10-Q
period 1996-09-30
SHOWBOAT MARINA CASINO PARTNERSHIP; SHOWBOAT MARINA FINANCE CORP; SHOWBOAT MARINA PARTNERSHIP; SHOWBOAT MARINA INVESTMENT PARTNERSHIP
filed 1996-11-15
CIK 1013788, 1013791, 1017261, 1017262

SECURITIES AND EXCHANGE COMMISSION

		     WASHINGTON, D.C.  20549

			    FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended         SEPTEMBER 30, 1996


				  or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to


Commission file number                  001-12419

	       Showboat Marina Casino Partnership
     (Exact name of registrant as specified in its charter)

	    Indiana                           35-1978576
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification No.)

400 E. Chicago Ave., East Chicago, Indiana             46312
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

400 E. Chicago Ave., East Chicago, Indiana             46312
(Address of principal executive offices)               (Zip Code)

			 (219)  392-1111
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.              Yes [X]    No

     Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.


	       Showboat Marina Casino Partnership

			 Not applicable.



	       Showboat Marina Finance Corporation

       1,000 shares of common stock, $1.00 par value as of
			October 31, 1996.

							     PAGE
PART I   Financial Information                                  4

     Item  1.Financial Statements                               4
	Consolidated  Balance Sheet as of  September
	  30, 1996 and March 31, 1996                           4
	Consolidated    Statements   of   Operations
	  for  the three months ended  September 30,
	  1996, the  period  from   March 29,   1996
	  (commencement   of   development)  through
	  September 30, 1996   and  for  the  period
	  from  January 31, 1994 (inception) through
	  Sept. 30, 1996                                        5
	Consolidated Statement of Partners'  Capital
	  for   the   period   from  March  29, 1996
	  (commencement   of   development)  through
	  September 30, 1996                                    6
	Consolidated   Statements  of   Cash   Flows
	  for   the   period  from  March  29,  1996
	  (commencement   of   development)  through
	  September   30,  1996,  the  period   from
	  January  1,  1996 through March  28,  1996
	  (Predecessor) and the period from  January
	  31, 1994 (inception) through September 30,
	  1996                                                  7

     Item 2. Management's Discussion and Analysis of
	     Financial  Condition  and   Results  of
	     Operations                                        12


PART  II   Other Information                                   16

      Item  1.  Legal Proceedings                              16

      Item  2.  Changes in Securities                          16

      Item  3.  Defaults upon Senior Securities                16

      Item  4.  Submission of Matters to a Vote of
		Security Holders                               16

      Item  5.  Other Information                              16

      Item  6.  Exhibits and Reports on Form 8-K               16

SIGNATURES                                                     17

PART  I        FINANCIAL INFORMATION

ITEM  1.       FINANCIAL STATEMENTS


	       SHOWBOAT MARINA CASINO PARTNERSHIP
		  (A DEVELOPMENT STAGE ENTITY)

     Consolidated Balance Sheet as of September 30, 1996 and
			 March 31, 1996

		   ASSETS
					   September 30,
					       1996
					    (Unaudited)            March 31, 1996
						     (in thousands)

Cash held in escrow                       $ 101,590              $ 157,295

Interest receivable                           1,118                     59

Property and equipment:
   Land improvements                          2,123                  2,123
   Furniture, fixtures and equipment          1,529                    482
   Construction in progress                  65,332                 16,251

	Total property and equipment         68,984                 18,856

Economic development costs                    4,814                  1,120
Other assets                                  3,188                  2,752



					  $ 179,694              $ 180,082



   LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $   1,085              $     946
Accrued expenses                              2,518                    152
Long-term debt                              140,000                140,000
	Total liabilities                   143,603                141,098

Commitments and contingencies (Note 3)

Partners' capital (includes deficit
  accumulated during the development stage
  of $2,909,000 and $16,000 respectively).   36,091                 38,984
					  $ 179,694              $ 180,082

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


		  SHOWBOAT MARINA CASINO PARTNERSHIP
		     (A DEVELOPMENT STAGE ENTITY)

    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
       ENDED SEPTEMBER 30, 1996, THE PERIOD FROM MARCH 29,
      1996 (COMMENCEMENT OF DEVELOPMENT) THROUGH SEPTEMBER 30,
    1996 AND FOR THE PERIOD FROM JANUARY 31, 1994 (INCEPTION)
		   THROUGH SEPTEMBER 30, 1996

							 For the period         For the period
				  For the three          from March 29,        from January 31,
				  months ended            1996 through         1994 (inception)
				  September 30,           September 30,            through
				      1996                    1996               September 30,
				   (Unaudited)             (Unaudited)         1996 (Unaudited)
							 (in thousands)

Interest income               $      1,730             $      3,784           $      3,784

Interest expense                     4,725                    9,602                  9,602

Less: Interest capitalized           (1,941)                  (2,909)                (2,909)

   Net interest expense              2,784                    6,693                  6,693

     Net loss accumulated
     during the development   $      (1,054)           $      (2,909)          $     (2,909)
     stage


   See accompanying notes to consolidated financial statements


		SHOWBOAT MARINA CASINO PARTNERSHIP
		   (A DEVELOPMENT STAGE ENTITY)

	   Consolidated Statement of Partners' Capital
       For the Period from March 29, 1996 (commencement of
	     development) through September 30, 1996

							      SHOWBOAT
					SHOWBOAT               MARINA
					 MARINA              INVESTMENT
				       PARTNERSHIP           PARTNERSHIP           TOTAL
				       (UNAUDITED)           (UNAUDITED)        (UNAUDITED)
							    (in thousands)

Balance at beginning of period     $        -             $       -           $      -

Capital contributions                    21,897                  390               22,287

Net loss accumulated during the
  development stage                      (2,880)                 (29)              (2,909)

Transfer of net assets from
  Showboat Marina Partnership            16,713                   -                16,713

Balance at September 30, 1996      $     35,730          $       361          $    36,091


   See accompanying notes to consolidated financial statements


	 SHOWBOAT MARINA CASINO PARTNERSHIP (PARTNERSHIP)
		  (A DEVELOPMENT STAGE ENTITY)
	   AND SHOWBOAT MARINA PARTNERSHIP (PREDECESSOR)

       Consolidated Statements of Cash Flows for the period from March 29, 1996 (commencement of development) through
	       September 30, 1996, the period from
   January 1, 1996 through March 28, 1996 and the period from
			January 31, 1994
	      (inception) through September 30 1996

				   PARTNERSHIP         PREDECESSOR            CUMULATIVE
				   PERIOD FROM
				  MARCH 29, 1996                              PERIOD FROM
				  (COMMENCEMENT                            JANUARY 31, 1994
				  OF DEVELOPMENT                              (INCEPTION)
				     THROUGH           PERIOD FROM              THROUGH
				   SEPTEMBER 30,     JANUARY 1, 1996         SEPTEMBER 30,
				       1996              THROUGH                 1996
				   (UNAUDITED)        MARCH 28, 1996          (UNAUDITED)

Cash flows from operating
activities:
 Net loss                     $      (2,909)        $          -           $     (2,909)
 Interest receivable                 (1,117)                   -                 (1,117)
 Licensing costs                          -                 (276)                (2,372)
 Other assets                          (435)                 (68)                  (816)
 Accounts payable                       139                  443                  1,085
 Accrued expenses                     2,518                    -                  2,518
  Net cash provided by (used
  in) operating activities           (1,084)                  99                 (3,611)

Cash flows from investing
activities:
 Economic development costs          (3,694)                  (7)                (4,814)
 Purchase of land improvements           --                 (286)                (2,123)
 Purchase of property and
 equipment                           (1,047)                (198)                (1,529)
 Payments for construction in
 progress                           (48,597)              (5,246)               (59,228)
 Advance to affiliate                     -                   (1)
  Net cash used in investing
  activities                        (53,338)              (5,738)               (67,694)

Cash flows from financing
activities:
 Proceeds from issuance of
  notes payable, net of
  issuance costs                    134,445                 (550)               133,895
 Loan from affiliate                      -               28,118
 Capital contributions               22,287              (22,287)                39,000
   Net cash provided by
   financing activities             156,732                5,281                172,895
   Net increase (decrease) in
   cash                             101,590                 (358)               101,590
 Cash at beginning of period              -                  359                      -
 Cash at end of period        $     101,590         $          1            $   101,590


   See accompanying notes to consolidated financial statements

		SHOWBOAT MARINA CASINO PARTNERSHIP
		  (A DEVELOPMENT STAGE ENTITY)

	   Notes to Consolidated Financial Statements
		       September 30, 1996

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF OPERATIONS

   The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Showboat Marina Casino Partnership (a development stage entity) (Partnership) and its wholly owned subsidiary, Showboat Marina Finance Corporation (Finance Corporation) as of September 30, 1996 and March 31, 1996, and for the periods from July 1, 1996, through September 30, 1996, and March 29,
   1996 (commencement of development) through September 30, 1996. These financial statements also present the cash flows of Showboat Marina Partnership (Predecessor) for the period from January 1, 1996 through March 28, 1996, and  the  cumulative  cash  flows  of the Partnership  and the
   Predecessor from January 31, 1994 (inception) through September 30, 1996. The Predecessor had no operations through March 28, 1996 other than development and licensing activities, the cost of which were capitalized and subsequently contributed to the Partnership as described below. Therefore a statement of operations is not applicable.

   Partnership is a general partnership and was formed as of March 1, 1996 for the purpose of developing a riverboat casino complex in East Chicago, Indiana to be operated on Lake Michigan. The complex will consist of a gambling cruise vessel and a land based support facility (the East Chicago Showboat ). The East Chicago Showboat vessel is expected to contain approximately 51,000 square feet of gaming space with approximately 1,700 slot machines and approximately 86 table games. The land based facility is expected to consist of a pavilion, garage and surface parking. The pavilion will be approximately 100,000 square feet and will include a buffet/coffee shop, lounge, gift shop, ticket/promotions area as well as administrative offices. The current design includes an 1,800 space parking garage and 1,000 surface parking spaces. Finance Corporation was incorporated on March 7, 1996 to assist the Partnership in financing the East Chicago Showboat. The Predecessor was formed on January 31, 1994 and had been developing the project prior to the formation of the Partnership.

   The Partnership is owned 99% by the Predecessor and 1% by Showboat Marina Investment Partnership. The Partnership is effectively owned 55% by Showboat, Inc. (Showboat) and 45% by Waterfront Entertainment and Development, Inc. (Waterfront) through various partnership interests.

   The Predecessor applied for the sole riverboat gaming license allocated to East Chicago, Indiana and was granted a certificate of suitability (Certificate of Suitability) by the Indiana Gaming Commission on January 8, 1996. On March 20, 1996, the Predecessor received approval to transfer the Certificate of Suitability to the Partnership. As of March 27, 1996, the Predecessor contributed the Certificate of Suitability, and on March 28, 1996 all of its

			   (continued)
   assets  (except  for the capital stock of East Chicago  Second
   Century, Inc.), liabilities and obligations were contributed to the Partnership.

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

   The accompanying unaudited consolidated financial statements contain all adjustments which are only of a recurring nature, in the opinion of management, necessary for a fair statement
   of  the  results  of  the  interim  period.   The  results  of
   operations for the interim periods are not indicative of results of operations for an entire year. Certain prior period balances have been reclassified to conform to the current period's presentation.

(2) LONG-TERM DEBT

   On March 28, 1996, the Partnership and Finance Corporation issued $140.0 million (the "Offering") in the aggregate principal amount of 13 1/2% Series A First Mortgage Notes due 2003 (the Old Notes) through a private placement. The proceeds from the Offering were approximately $133.9 million, net of underwriting discounts and commissions. The net proceeds are being used to develop the East Chicago Showboat. On August 12, 1996 the Partnership and Finance Corporation exchanged the Old Notes with registered notes, the 13 1/2%
   Series B First Mortgage Notes due 2003 (the New Notes). The Old Notes were, and the New Notes have been issued under the Indenture dated as of March 26, 1996 (the Note Indenture) between the Partnership, the Finance Corporation and American Bank National Association as Trustee (in such capacity, the Trustee or Registrar). The form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes. The New Notes and the Old Notes are collectively referred to as the "Notes."

   Interest is payable on the Notes semiannually on March 15, and September 15 of each year commencing September 15, 1996.
   The Notes will not be redeemable prior to March 15, 2000, except as otherwise required by a gaming authority. On and after March 15, 2000, the Notes will be redeemable at the option of the Partnership, in whole or in part, at redemption prices ranging from 106.750% in 2000 through 100.000% in 2002 and thereafter, as defined in the Note Indenture for the Notes, plus accrued and unpaid interest and liquidated damages, if any.

   The Note Indenture places significant restrictions on the incurrence of additional indebtedness, the creation of additional liens on the collateral securing the Notes,
   transactions   with   affiliates  and   payment   of   certain
   restricted payments.

			   (continued)

(3) COMMITMENTS AND CONTINGENCIES

   Atlantic  Marine, Inc. has been retained to  build  and  equip the  riverboat  vessel.  The current contract price  is  $38.5 million, but is subject to adjustments, if any, as set forth in the contract.

   Tonn & Blank, Inc., in joint venture with KLM Construction, Inc., has been retained to build and construct the approximately $40.0 million land based facilities of the East Chicago Showboat. The general construction contract provides for payment of a basic fee of $1.7 million and general conditions of $1.2 million for the general contractor services. In addition, the joint venture may bid on the subcontracts for construction at the East Chicago Showboat. As of October 31, 1996 the joint venture has been selected as the subcontractor for the construction of building concrete, structural steel erection and pilecaps for the East Chicago Showboat, at a construction cost of approximately $3.4 million.

   Luhr Bros., Inc., has been retained to build the breakwater, mooring/fending bulkhead and to perform basin dredging necessary for the marina operations of the East Chicago Showboat. The contract is a fixed price contract for $14.5 million and is subject to adjustments based on design changes related to the development.

   International  Gaming  Technology  -  North America and Casino
   Data Systems have been contracted to supply slot machines for $9.5 million and an electronic gaming tracking system for $1.5 million, respectively.

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

			  (continued)

   Partnership of not less than the difference between $35.0 million and the combined cash flow for the period; provided, however, that in no event shall Showboat be required to cause to be contributed more than $15.0 million in respect of any one such full fiscal four-quarter period or more than $30.0 million in the aggregate.

   Showboat has also agreed to complete the East Chicago Showboat so that it becomes operational and will guarantee the payment of all project costs owing prior to such completion. The completion guarantee will be subject to certain limitations, qualifications and exceptions. This obligation goes into effect only in the event there are insufficient funds to meet the costs of developing, constructing and opening the riverboat and is limited to $30.0 million in the aggregate.

(5) RELATED PARTY TRANSACTIONS

   As discussed in Note 3, the East Chicago Showboat has entered into a construction contract with Tonn & Blank, Inc. in joint venture with KLM Construction, Inc. for the purpose of serving as general contractors for the development. Nikos Kefolidis, the President of KLM, beneficially owns 3.0% of the Partnership.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS OR PLAN OF
	  OPERATION

  DEVELOPMENT ACTIVITIES

The   operations  of  Showboat  Marina  Casino  Partnership  (the
"Partnership"), and of Showboat Marina Partnership (the "Predecessor"), which contributed all of its assets (except for the capital stock of Second Century) and liabilities to the Partnership as of March 28, 1996, have been limited to applying for appropriate gaming licenses and securing the land for, arranging for construction of, finalizing the design of, constructing and developing and obtaining financing for a riverboat gaming complex (the "East Chicago Showboat"). East Chicago Showboat will contain approximately 51,000 square feet of gaming space with approximately 1,700 slot machines and approximately 86 table games. The land based facility is expected to consist of a pavilion, garage and surface parking. The pavilion will be approximately 100,000 square feet and will include a buffet/coffee shop, lounge, gift shop, ticket/promotions area as well as administrative offices. The current design includes an 1,800 space parking garage and 1,000 surface parking spaces. Subject to obtaining the necessary gaming licenses, other permits and financing, the Partnership expects gaming operations at East Chicago Showboat to commence sometime during the Second Quarter of 1997.

  RESULTS OF OPERATIONS

The Partnership is in the development stage and has capitalized all costs, except for some interest expense. Accordingly, the
Partnership does not have any historical operating income. The Finance Corporation is wholly-owned by the Partnership and was incorporated to assist the Partnership in financing the East Chicago Showboat. The capitalized costs consist primarily of land improvements, economic development payments, vessel design and construction, legal, audit, consulting and design fees, financing and commitment fees, interest on qualifying assets, and gaming application fees, all associated with the development of East Chicago Showboat. The Partnership anticipates that the results of its first twelve months of operations will be adversely affected by expensing of preopening costs and should not be indicative of future operations. Future operating results will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of the Partnership. While the Partnership believes that East Chicago Showboat will be able to attract a sufficient number of customers and achieve the level of activity necessary to permit the Partnership and the Finance Corporation to meet their obligations, there can be no assurance with respect thereto.

  MATERIAL CHANGES IN FINANCIAL CONDITION

Since its inception, the Partnership has met its capital requirements through the $39.0 million capital contribution (the "Capital Contribution") and the $133.9 million net proceeds from the offering (the "Offering") of its 13 1/2% Series A First Mortgage Notes due 2003 (the "Old Notes"). On August 12, 1996 the Partnership and Finance Corporation exchanged the Old Notes with registered notes, the 13 1/2% Series B First Mortgage Notes due 2003 (the "New Notes"). The Old Notes were, and the New Notes have been issued under the Indenture dated as of March 26, 1996 (the "Note Indenture") between the Partnership, the Finance Corporation and American Bank

			  (continued)

National Association as Trustee (in such capacity, the "Trustee" or "Registrar"). The form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes. The New Notes and the Old Notes are collectively referred to as the "Notes."

The funds necessary to design, develop, construct, equip and open the East Chicago Showboat is expected to be derived from the Capital Contribution, the proceeds from the Offering, and capital lease financing. The Partnership has authorized an increase in the budget of up to $5.0 million to be used for interior upgrades including an upscale restaurant and additional additional funding for employee training thereby increasing the budget for the construction of the East Chicago Showboat to $200.0 million. The Partnership is currently negotiating with its capital lease providers to secure a commitment for the additional funds required for the additional improvements. Management believes that it has sufficient sources of funds for the construction of the East Chicago Showboat. The funds provided by these sources are expected to be sufficient to develop and commence operations of commence operations of East Chicago Showboat. However, there can be no assurance that such funds in themselves will be sufficient for the development and construction of East Chicago Showboat.

The Partnership has entered into a fixed price contract for the construction of the casino vessel and other portions of the East Chicago Showboat. Fixed or guaranteed maximum price contracts are subject to price adjustments if the plans and specifications are changed. The unspent portion of the Capital Contribution and the net proceeds of the Offering have been deposited into the Escrow Account and invested in cash equivalents and will be disbursed pursuant to the Escrow and Disbursement Agreement for the construction of East Chicago Showboat. Showboat, Inc. ("Showboat") has entered into a completion guarantee (the "Completion Guarantee") committing up to $30.0 million, subject to certain exceptions, qualifications and limitations, to complete the Minimum Facilities (as defined in the Completion Guarantee). Showboat also provided the standby equity commitment pursuant to which it has agreed to cause to be made up to an aggregate of $30.0 million in additional capital contributions to the Partnership during the first three Operating Years (as defined in the Standby Equity Commitment Agreement) if the Partnership's Combined Cash Flow (as defined in the Standby Equity Commitment) does not reach $35.0 million in any one such Operating Year, subject to certain terms and conditions; however, in no event shall Showboat be required to contribute more than $15.0 million in respect of any one such Operating Year.

			  (continued)

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

Following the commencement of operations of East Chicago Showboat, the Partnership expects to fund its operating debt service and capital needs from operating cash flow. Based upon the Partnership's anticipated future operations, management believes that available cash flow from East Chicago Showboat's future operations, together with the proceeds from the offering and the capital contribution, will be adequate to meet the Partnership's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal, interest and liquidated

			  (continued)
damages, if any, on the Notes for the foreseeable future. No assurance can be given, however, that operating cash flow will be sufficient for that purpose. The Partnership intends to establish initial working capital reserves to provide for anticipated short-term liquidity needs. Although no additional financing is contemplated, the Partnership will seek, if necessary and to the extent permitted under the Indenture, additional financing through bank borrowings, debt or equity financings. There can be no assurance that additional financing, if needed, will be available to the Partnership, or that, if available, the financing will be on terms favorable to the Partnership. There is no assurance that the Partnership's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

  SEASONALITY

The Partnership has no operating history. The Partnership anticipates that activity at East Chicago Showboat will be affected by weather conditions and that most business activity will be from May through September rather than October through April when East Chicago experiences harsher weather. Accordingly, the Partnership's results of operations may fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

PART  II       OTHER INFORMATION

ITEM  1.       LEGAL PROCEEDINGS

     Not Applicable.

ITEM  2.       CHANGES IN SECURITIES

     Not Applicable.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM  4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
	       HOLDERS

     Not applicable.

ITEM  5.       OTHER INFORMATION

     Not applicable.

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS


     Exhibit                     DESCRIPTION
     NUMBER

     10.01          Equipment  Lease  Commitment  dated  as   of
		    August  26,  1996  by and  between  Showboat
		    Marina  Casino Partnership and PDS Financial
		    Corporation.

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


				    SHOWBOAT MARINA CASINO
				    PARTNERSHIP,  an Indiana  general
				    partnership

By:  SHOWBOAT   MARINA  INVESTMENT  By:  SHOWBOAT MARINA PARTNERSHIP,
     PARTNERSHIP,    an    Indiana       an      Indiana      general
     general    partnership,     a       partnership,    a    general
     general partner                     partner

By:  SHOWBOAT  INDIANA  INVESTMENT  By:  SHOWBOAT  INDIANA INVESTMENT
     LIMITED PARTNERSHIP, a Nevada       LIMITED    PARTNERSHIP,    a
     limited    partnership,     a       Nevada  limited partnership,
     general partner                     a general partner

By:  SHOWBOAT  INDIANA,  INC.,   a  By:  SHOWBOAT  INDIANA,  INC.,  a
     Nevada    corporation,    its       Nevada   corporation,    its
     general partner                     general partner


By:  /s/ J. Keith Wallace           By:  /s/ J. Keith Wallace
     J. Keith Wallace                    J. Keith Wallace
     President and Chief Executive       President   and     Chief
     Officer                             Executive Officer


By:  /s/ Joseph G. O'Brien, III     By:  /s/ Joseph G. O'Brien, III
     Joseph G. O'Brien III               Joseph G. O'Brien III
     Vice  President  Finance  and       Vice  President Finance  and
     Chief Financial Officer             Chief Financial Officer


By:  WATERFRONT ENTERTAINMENT  AND  By:  WATERFRONT ENTERTAINMENT AND
     DEVELOPMENT, INC., an Indiana       DEVELOPMENT,    INC.,     an
     corporation,    a     general       Indiana    corporation,    a
     partner                             general partner


By:  /s/ Michael A. Pannos          By:  /s/ Michael A. Pannos
     Michael A. Pannos                   Michael A. Pannos
     President                           President


By:  /s/ Thomas S. Cappas           By:  /s/ Thomas S. Cappas
     Thomas S. Cappas                    Thomas S. Cappas
     Treasurer          (principal       Treasurer         (principal
     financial officer)                  financial officer)

				    SHOWBOAT MARINA FINANCE
				    CORPORATION, a Nevada corporation


				    By:  /s/ Michael A. Pannos
					 Michael A. Pannos
					 Secretary


				    By:  /s/ Joseph G. O'Brien, III
					 Joseph G. O'Brien, III
					 Vice  President Finance  and
					 Chief Financial Officer

			     EXHIBIT INDEX

						    SEQUENTIAL PAGE
     EXHIBIT               DESCRIPTION                  NUMBER

     10.01        Equipment Lease Commitment              19
		  dated as of August 26, 1996 by
		  and between Showboat Marina
		  Casino Partnership and PDS
		  Financial Corporation.

     27.01        Financial Data Schedule.                25