Form 10-K
period 1997-12-31
SHOWBOAT MARINA CASINO PARTNERSHIP; SHOWBOAT MARINA FINANCE CORP; SHOWBOAT MARINA PARTNERSHIP; SHOWBOAT MARINA INVESTMENT PARTNERSHIP
filed 1998-03-30
CIK 1013788, 1013791, 1017261, 1017262

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

[ ] For the fiscal year ended    December 31, 1997
                             -------------------------------
    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to
                                  ------------  ------------
Commission file number    001-12419
                      --------------------------------------
               Showboat Marina Casino Partnership
               Showboat Marina Finance Corporation
------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Indiana                              35-1978576
            Nevada                               88-0356197
------------------------------     -------------------------------------
State or other jurisdiction of     (I.R.S.  Employer Identification No.)
incorporation or organization

One Showboat Place, East Chicago, Indiana           46312
------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (219) 378-3000
                                                  ----------------------
Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
13 1/2 % Series B First Mortgage Notes
            Notes Due 2003                      New York Stock Exchange
-------------------------------------- -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

       Title of each class         Name of each exchange on which registered
         Not Applicable                         Not applicable.
-------------------------------- -----------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not Applicable

       All   partnership  interests  of  Showboat  Marina  Casino
Partnership  and  all  capital stock of Showboat  Marina  Finance
Corporation are held by affiliates of the registrants.

      Indicate the number of shares outstanding of each of the registrants' classes of common stock: (1) Showboat Marina Casino Partnership - Not Applicable (2) Showboat Marina Finance Corporation - 1,000 shares of common stock, $1.00 par value as of March 1, 1998.

               DOCUMENTS INCORPORATED BY REFERENCE

     Not applicable.

PART I

ITEM 1.   BUSINESS

GENERAL

      The Indiana Gaming Commission (the "Indiana Commission") issued on April 15, 1997, subject to the completion of certain regulatory inspections, a riverboat owner's license to Showboat Marina Casino Partnership, an Indiana general partnership ("SMCP" or "Partnership") to operate the sole licensed gaming facility located at East Chicago, Indiana on Lake Michigan (the "East Chicago Showboat"). Upon successful completion of the regulatory inspections, SMCP commenced public operations on April 18, 1997.

      SMCP was organized as of March 1, 1996, and Showboat Marina Finance Corporation, a Nevada corporation and a wholly-owned subsidiary of SMCP ("SMFC"), was incorporated on March 7, 1996. SMFC was formed to assist SMCP in obtaining financing for the construction of the East Chicago Showboat. SMCP and SMFC (collectively the "Company") own and operate the East Chicago Showboat. Showboat, Inc., a Nevada corporation which beneficially owns a 55% interest in SMCP ("Showboat"), designed the East Chicago Showboat and provided assistance in developing, constructing, equipping and opening the East Chicago Showboat. The remaining 45% partnership interest of SMCP is beneficially owned by Waterfront Entertainment and Development, Inc. ("Waterfront"), a corporation primarily composed of Indiana businessmen. Showboat continues to provide assistance to SMCP in operating the East Chicago Showboat. Showboat Marina Partnership, an Indiana general partnership and the owner of 99% of the partnership interests of SMCP (the "Manager," the "Predecessor" or "SMP"), manages the East Chicago Showboat pursuant to a management agreement. The Company's principal offices are located at One Showboat Place, East Chicago, Indiana 46312, and its telephone number is (219) 378-3000.

      SMP was organized on January 31, 1994 for the purpose of developing the East Chicago Showboat. SMP contributed substantially all of its assets and liabilities to SMCP following its organization. SMP's principal offices are also located at One Showboat Place, East Chicago, Indiana and its telephone number is (219) 378-3000.

NARRATIVE DESCRIPTION OF BUSINESS

      On April 18, 1997, the East Chicago Showboat commenced gaming operations. Prior to commencement of operations, SMCP's activities had been limited to applying for the appropriate gaming licenses and securing the land for, arranging for construction of, finalizing the design of, construction and
development   and  obtaining  financing  for  the  East   Chicago
Showboat.

      The East Chicago Showboat is located on approximately 27 acres of leased land at Pastrick Marina, approximately 12 miles from Chicago, Illinois. The East Chicago Showboat is located directly off Indiana State Highway 912, a six-lane divided highway which connects 3.5 miles to the north of Interstate Highway 90 and 5.5 miles to the north of Interstate Highway 80/94.

      The East Chicago Showboat consists of an approximately 100,000 square foot, state-of-the-art, five level casino vessel (the "Casino Vessel"), an approximately 100,000 square foot, land-based pavilion (the "Pavilion"), an approximately 1,800 space parking garage (which parking garage is attached to the Pavilion via enclosed walkways which protect customers from inclement weather) and surface parking for an additional 1,200 automobiles for use by customers and employees. There are available 600 additional off-site parking spaces for employees. A festive Mardi Gras party atmosphere is replicated throughout the East Chicago Showboat by use of murals, street performers, a highly themed hydraulic bandstand and entertainers.

     The Casino Vessel which includes approximately 53,000 square feet of gaming space on four of its five levels, features approximately 1,700 slot machines and approximately 82 table games (including poker tables), and accommodates approximately 3,750 passengers. The highest level of the Casino Vessel, in addition to a gaming area, contains a passenger lounge, snack bar and cocktail lounge. The lowest level of the Casino Vessel is used as administrative support areas for the Casino Vessel. The Casino Vessel resembles a modern vacation cruise vessel, with escalators, elevators, eleven foot to twelve and one-half foot high ceilings, and state-of-the-art design features intended to provide customers with a smooth and comfortable ride during
cruises  on  Lake  Michigan.   The East Chicago  Showboat  offers
gaming 365 days per year and provides its customers a wide variety of table games and slot machines of varying types and denominations. SMCP operates the Casino Vessel approximately 20 hours each day in a series of excursions lasting two hours each.

      The Pavilion consists of three floors. The first floor public area consists of a lobby. Customers proceed from the first floor lobby to the second floor public area. The second floor public area of the Pavilion includes a reception desk, a gift shop, a buffet, a hydraulic bandstand platform, an upscale restaurant and a cocktail lounge and is connected to the Casino Vessel via an enclosed walkway. The first floor of the Pavilion also contains executive offices, administrative offices, accounting and employee support areas and receiving platforms. The third level houses a VIP lounge and an additional walkway to the Casino Vessel for additional boarding during peak periods.

FINANCIAL INFORMATION

      The primary source of revenue and income to the Company is from the gaming operations of the Casino Vessel, although the Company views the restaurants, bars, and special events and services to be important adjuncts to the gaming operations of the East Chicago Showboat. At December 31, 1997, the East Chicago Showboat featured the following approximate number of slot machines and table games: 1,700 slot machines, 43 "21" tables, 11 poker tables, 7 "Craps" tables, 8 roulette tables, 8 Caribbean stud poker tables, 3 mini-baccarat tables and 2 big six wheels. Slot machines accounted for 71.2% of casino revenues for the year ended December 31, 1997. See "Item 8. Financial Statements and Supplementary Data" for additional financial information on the Company.

     The following table sets forth the contribution to total net revenues on a dollar and percentage basis of the Company's major activities at the East Chicago Showboat for the year ended
December 31, 1997.



                                  YEAR ENDED DECEMBER 31, 1997
                                  ----------------------------
                                     AMOUNT         PERCENT
                                  -------------  -------------
                                         (In thousands)
Revenues:
   Casino<F1>...................    $108,996            94.3
   Food and beverage............       7,534             6.5
   Other........................       1,508             1.3
                                  -------------  -------------
Total gross revenues<F2>........     118,038           102.1
                                  -------------  -------------
Less complimentaries<F1>........       2,488             2.1
                                  -------------  -------------
Total net revenues..............    $115,550           100.0
                                  =============  =============


<F1> Casino revenues are the net difference between the sums paid as winnings and the sums received as losses. Complimentaries consist primarily of food and beverages furnished gratuitously to customers. The sales value of such services is included in the respective revenue classifications and is then deducted as complimentaries. Complimentary rates are periodically reviewed and adjusted by management. See Note 1 of Note to Consolidated Financial Statements in
     Item  8.  Financial  Statements and Supplementary Data.

<F2>  Does not include interest income.




MARKETING STRATEGY

      SMCP uses a broad range of marketing techniques including multiple media placement advertising, data-based mail and telephone marketing, publicity, a slot club, promotions, special events, group sales, bus programs, entertainment and a variety of other approaches. SMCP generates its business by providing current, and potential, customers with products and services intended to create a satisfying recreational experience, which SMCP believes results in a high likelihood of customer return and motivation to provide positive word-of-mouth referrals. Complimentaries, slot club rewards and some direct mail offers are based on customer profitability and are designed to stimulate additional visiting and create loyalty.

GAMING CREDIT POLICY

      Credit is extended to a limited number of gaming customers at the East Chicago Showboat. At the East Chicago Showboat, gaming receivables were $0.9 million, before deducting the allowance for doubtful accounts of approximately $0.1 million for the year ended December 31, 1997. The East Chicago Showboat's gaming credit, as a percentage of total gaming revenues, is 13.1%.

      The non-collectibility of gaming receivables can have a material adverse effect on results of operations, depending upon the amount of credit extended and the size of uncollected amounts. SMCP maintains strict controls over the issuance of credit and aggressively pursues collection of its customer receivables. These collection efforts parallel those procedures commonly followed by most large corporations, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. SMCP believes that it is reasonable to conclude that gaming debts evidenced by credit instruments, under credit policies approved by the Indiana Commission, should be enforceable under the laws of Indiana. All other states are required to enforce a judgment on a gaming debt entered in Indiana pursuant to the Full Faith and Credit Clause of the United States Constitution. Although gaming debts are not legally enforceable in some foreign countries, the United States assets of foreign debtors may be reached to satisfy a judgment entered in the United States. Annual gaming bad debt expense at the East Chicago Showboat was approximately 0.05% of casino revenues for the year ended December 31, 1997.

CONTROL PROCEDURES

      In connection with its gaming activities, SMCP follows a policy of stringent internal controls, cross-checks and recording of all receipts and disbursements in accordance with industry practice. The audit and cash controls developed and utilized by SMCP include locked cash boxes, independent counters, checkers and observers to perform the daily cash and coin counts, floor observation of the gaming areas, closed-circuit television observation of certain areas, daily computer tabulation of receipts and disbursements for each slot machine, table and other games, and the rapid identification, analysis and resolution of discrepancies or deviations from normal performance. Dealers and other personnel are trained by SMCP. Gaming operations are subject to risk of loss as a result of employee or customer dishonesty due to the large amount of cash and gaming chips handled. However, SMCP has not experienced significant losses related to employee dishonesty.

SEASONALITY

      It is anticipated that the East Chicago Showboat's business will be seasonal with its highest revenues typically occurring in the summer months and lower amounts generally in the winter months.

COMPETITION

      The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American land and other forms of legalized gaming. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than SMCP. Although the Indiana gaming statutes have allocated only one riverboat owner's license to the City of East Chicago, four additional riverboat casino operations are authorized and operating in northern Indiana and six additional licenses have been authorized in southern Indiana of which four licenses have been awarded and are operating and one certificate of suitability (a precursor to a license) has been issued for Harrison County. Additional licenses could be issued if subsequent legislation is enacted to increase the number of available licenses in Indiana. There is a licensed pari-mutuel wagering facility in Merrillville, Indiana, which is located in Lake County.

       The East Chicago Showboat competes with eight other riverboat casinos within 120 miles of the East Chicago Showboat (the "Chicago Gaming Market"). Four of the eight operating riverboat casinos operate in Illinois, within fifty miles of the East Chicago Showboat. Illinois gaming statutes restrict
riverboat  casinos  to  1,200 gaming  positions  each.   Although
Illinois has issued all ten riverboat casino gaming licenses authorized by existing Illinois law, legislation has been introduced on numerous occasions in recent years to expand riverboat gaming in Illinois, such as the authorization of new sites in the Chicago metropolitan area and the modification of existing regulations restricting the total number of gaming positions. Additionally, legislation has been proposed which would permit dockside gaming in Illinois. No assurance can be given that the State of Illinois may not enact such legislation in the future.

      SMCP competes with the riverboat casinos in the Chicago Gaming Market based on its availability of a wide variety of table games and slot machines of varying types and denominations, its spacious comfortable environment, and its Mardi Gras atmosphere. Additionally, the players slot club and special promotions are utilized to attract customers to the East Chicago Showboat.

     Potential future competition may include the Pokagon Band of Potawatomi Indians (the "Pokagon Band") of southern Michigan and northern Indiana, a federally recognized Indian tribe, which signed a compact with the State of Michigan in November 1995 to operate a casino in Southern Michigan and is proposing to enter into a compact with the State of Indiana. As of March 1, 1998, the Governor of Indiana has not yet begun compact negotiations with the Pokagon Band. The legalization of casino gaming operations in jurisdictions in close proximity to the East Chicago Showboat would have a material adverse effect on SMCP. Other changes in legislation could increase tax or other burdens on the Company or could lessen restrictions on competitors of SMCP in other jurisdictions, either of which could have a material adverse effect on the operating results of SMCP.

     Apart from local competition, SMCP also competes with gaming facilities nationwide, including riverboat gaming in Illinois, Southern Indiana, Iowa, Louisiana, Missouri and Mississippi and land-based casinos in Colorado, Louisiana, Nevada, New Jersey, and South Dakota, as well as various gaming operations on Native American land, including those located in Arizona, Connecticut, Louisiana, Michigan, Minnesota, New York and Wisconsin. Other jurisdictions may legalize various forms of gaming and wagering that may compete with the East Chicago Showboat in the future, including those jurisdictions in close proximity to East Chicago, Indiana. Gaming and wagering includes on-line computer gaming, bingo, pull tab games, card clubs, pari-mutuel betting on horse racing and dog racing, state sponsored lotteries, video lottery terminals and video poker terminals, as well as other forms of entertainment.

REGULATION AND LICENSING

      The  ownership and operation of an Indiana riverboat gaming operation  is subject to extensive regulation and supervision  by
various   governmental   authorities,   including   the   Indiana
Commission.

      INDIANA

      In 1993, the State of Indiana passed a Riverboat Gambling Act which created the Indiana Commission. The Indiana Commission is given extensive powers and duties for the purposes of administering, regulating and enforcing the system of riverboat gaming. It is authorized to award no more than 11 gaming licenses (five to counties contiguous to Lake Michigan, five to counties contiguous to the Ohio River and one to a county contiguous to Patoka Lake).

      With the exception of Lake County, a county must pass a referendum approving (by a majority of those who voted) riverboat gaming before riverboat gaming can be legalized in that county. If a referendum fails to pass in any county, another referendum may not be held for another two years. Once a referendum has passed in a county, the Riverboat Gambling Act requires any proposed riverboat to operate from the most populous city in that county, unless such city passes a resolution authorizing a riverboat to operate elsewhere in the county. For Lake County, the Riverboat Gambling Act provides that the second and third most populous cities of the county, Hammond and East Chicago, respectively, according to the 1990 census, may authorize riverboat gaming within such cities, by passage of a municipal referendum. Voters in both cities passed such referenda. Gary, Lake County's most populous city, is exempted by the Riverboat Gambling Act from the gaming referendum requirement altogether. Pursuant to Indiana Commission resolution, the cost of any referendum is to be borne by all license applicants for the voting county or municipality.

     The Indiana Commission has jurisdiction and supervision over all riverboat gaming operations in Indiana and all persons on riverboats where gaming operations are conducted. These powers and duties include authority to (1) investigate all applicants for riverboat owner's licenses, (2) select among competing applicants those that promote the most economic development in a home dock area and that best serve the interest of the citizens of Indiana, (3) establish fees for licenses, and (4) prescribe all forms used by applicants. The Indiana Commission shall adopt rules pursuant to statute for administering the gaming statute and the conditions under which riverboat gaming in Indiana may be conducted. The Indiana Commission has promulgated certain final rules and has proposed additional rules governing the application procedure and all other aspects of riverboat gaming in Indiana. The Indiana Commission may suspend or revoke the license of a licensee or a certificate of suitability or impose civil penalties, in some cases without notice or hearing for any act in violation of the Riverboat Gambling Act or for any other fraudulent act or if the licensee or holder of such certificate of suitability has not begun regular riverboat excursions prior to the end of the twelve month period following the Indiana Commission's approval of the application for an owner's license. In addition, the Indiana Commission may revoke an owner's license if it is determined by the Indiana Commission that revocation is in the best interests of the state of Indiana. The Indiana Commission will (1) authorize the route of the riverboat and stops that the riverboat may make, (2) establish minimum amounts of insurance and (3) after consulting with the Corps of Engineers, determine which waterways are navigable waterways for purposes of the Riverboat Gambling Act and determine which navigable waterways are suitable for the operation of riverboats.

      The Riverboat Gambling Act requires an extensive disclosure of records and other information concerning an applicant, including disclosure of all directors, officers and persons holding one percent (1%) or more direct or indirect beneficial interest.

      In determining whether to grant an owner's license to an applicant, the Indiana Commission shall consider (1) the character, reputation, experience and financial integrity of the applicant and any person who (a) directly or indirectly controls the applicant, or (b) is directly or indirectly controlled by either the applicant or a person who directly or indirectly controls the applicant, (2) the facilities or proposed facilities for the conduct of riverboat gaming, (3) the highest total prospective revenue to be collected by the state from the conduct of riverboat gaming, (4) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications,
(5) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance, (6) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license and (7) the extent to which the applicant meets or exceeds other standards adopted by the Indiana Commission. The Indiana Commission may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. Each applicant must pay an application fee of $50,000 and additional fees may be assessed for the background investigation. If the applicant is selected, the applicant must pay an initial license fee of $25,000 and post a bond, and thereafter, pay an annual license renewal fee of $5,000. The Indiana Commission has issued eight of these eleven licenses-- four in Lake County Indiana; one in LaPorte County; one in Vanderburgh County; one in Ohio County; and one in Dearborn County. In addition, the Indiana Commission has issued a certificate of suitability to an applicant in Harrison County. The Indiana Commission has decided to delay a determination for the tenth license, which if issued, would be located on the Ohio River. The Indiana Commission has not considered applicants for the eleventh license since the Patoka Lake site has been determined by the U.S. Army Corp of Engineers as an unsuitable site for development of a casino vessel project.

      A person holding an owner's gaming license issued by the Indiana Commission may not own more than a 10% interest in another such license. An owner's license expires five years after the effective date of the license; however, after three years the holder of an owner's license will undergo a reinvestigation to ensure continued suitability for licensure. Unless the license has been terminated, expired or revoked, the gaming license may be renewed if the Indiana Commission determines that the licensee has satisfied all statutory and regulatory requirements. In connection with the issuance of the license to SMCP, SMP, Waterfront and Showboat and its affiliates declared to the Indiana Commission that if SMCP received a riverboat owner's license, they shall not commence more than one other casino gaming operation within a fifty-mile radius of East Chicago Showboat for a period of five years beginning on the date of issuance of an owner's license by the Indiana Commission to SMCP. Adherence to the non-competition declaration is a condition of the owner's license. A gaming license is a revocable privilege and is not a property right.

      Minimum and maximum wagers on games are not established by regulation but are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. Riverboat gaming excursions shall be at least two hours, but not more than four hours in duration unless expressly approved by the Indiana Commission. No gaming may be conducted while the boat is docked except (1) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking, (2) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew, (3) if either the vessel or the docking facility is undergoing mechanical or structural repair, (4) if water traffic conditions present a danger to (A) the riverboat, riverboat passengers, and crew, or (B) other vessels on the water, or (5) if the master has been notified that a condition exists that would cause a violation of federal law if the riverboat were to cruise. The Indiana Commission has adopted rules governing cruising on Lake Michigan by a riverboat casino. The period of time during which passengers embark and disembark constitutes a portion of the gaming excursion if gaming is allowed. At the conclusion of the thirty-minute embarkation period, the gangway or its equivalent must be closed. However, a riverboat licensee must allow patrons to disembark at anytime the riverboat remains at the dock and gaming continues. A standard excursion schedule for a casino vessel on Lake Michigan must include at least one full excursion (a cruise into the open water on Lake Michigan, not more than three statute miles from the dock site July through September and not more than one statute mile October through June) and one intermediate excursion during which the vessel cruises in protected navigable water on or accessible to Lake Michigan. An intermediate excursion is to be conducted if the statutory conditions that permit dockside gaming are not present and if sea conditions or weather conditions, or both, do not permit a full excursion. If a casino vessel remains dockside because of statutory conditions, the embarkation and disembarkation rules still apply.

      An admission tax of $3.00 for each person admitted to the gaming excursion is imposed upon the license owner. The admissions tax is paid by the riverboat licensee for each excursion or part of an excursion for which the patron remains on board. An additional 20% tax is imposed on the adjusted gross receipts received from gaming operations, which is defined as the total of all cash and property (including checks received by the licensee whether collected or not) received, less the total of all cash paid out as winnings to patrons and uncollectable gaming receivables (not to exceed 2%). The gaming license owner shall remit the admission and wagering taxes before the close of business on the day following the day on which the taxes were incurred. Riverboats are assessed for property tax purposes as real property and are taxed at rates to be determined by local taxing authorities of the jurisdiction in which a riverboat operates. SMCP is contesting the timing of the initial assessment of property taxes by Lake County on the riverboat vessels. The Riverboat Gambling Act requires a riverboat owner licensee to directly reimburse the Indiana Commission for the costs of inspectors and agents required to be present during the conduct of gaming operations. Pursuant to agreements with the City, and as reflected in the owner's license, SMCP has agreed to
(1) provide certain fixed incentives of approximately $16.4 million to the City of East Chicago and its agencies for transportation, job training, home buyer assistance and discrete economic development initiatives, (2) pay 3% of adjusted gross receipts divided equally among the City and two not-for-profit foundations for infrastructure improvements, education and community development, and (3) pay 0.75% of adjusted gross receipts for community development projects, including the completion of the Washington High School Site town home development with a total projected cost of $5.0 million, to East Chicago Second Century, Inc., a for-profit corporation owned by SMP ("Second Century"). Funding for the Washington High School Site project will be derived from contributions to Second Century from SMCP as well as funds from other third-party sources.

      The Indiana Commission is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers. The Indiana Commission has adopted a rule requiring employees working on the riverboat to have a valid merchant marine document issued by the United State Coast Guard.

      The Indiana Riverboat Gambling Act places special emphasis upon minority and women's business enterprise participation in the riverboat industry. Any person issued a riverboat owner's license must establish goals of expending at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. The East Chicago Showboat did not achieve these goals primarily due to the construction of the East Chicago Showboat during the first quarter of 1997. The Indiana Commission may suspend, limit or revoke the gaming owner's license or impose a fine for failure to comply with statutory requirements.

      An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Commission and to provide additional information, and may be subject to a finding of suitability. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Commission for a finding of suitability. Showboat entered into a merger agreement with Harrah's Entertainment, Inc. ("Harrah's") whereby Showboat will become a wholly-owned subsidiary of Harrah's (the "Showboat Merger"). In connection with the Showboat Merger, Harrah's or its affiliate, has filed an application for a transfer of Showboat's beneficial interest in SMCP, including an investigatory fee of $50,000, and the Indiana Commission will investigate the key persons and substantial owners of Harrah's, and must thereafter find that Harrah's meets the criteria for licensing and suitability of riverboat owner licensees.

     A riverboat owner licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received. All contracts are subject to disapproval by the Indiana Commission.

      A riverboat owner licensee or an affiliate may not enter into a debt transaction of $1.0 million or more without the prior approval of the Indiana Commission. A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner's license.

     The Indiana Commission has a rule requiring the reporting of certain currency transactions, which is similar to that required by federal authorities. See "Item 1. Business - Other Federal,
State and Local Legislation and Regulation."

      The  Riverboat  Gambling Act prohibits contributions  to  a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee, by an officer of a person that holds at least a 1% interest in the licensee. The Indiana Commission has promulgated a rule requiring quarterly reporting by the holder of a riverboat owner's license or a supplier's license of officers of the licensee, officers of persons that hold at least a 1%
interest in the licensee, and of persons who directly or indirectly own a 1% interest in the licensee.

      The Indiana Commission adopted a rule which prohibits a distribution by a riverboat licensee to its partners, shareholders, itself, or any affiliated entity, if the
distribution  would  impair  the  financial  viability   of   the
riverboat gaming operation. The Indiana Commission has proposed another rule, which would if adopted, require riverboat licensees to maintain on a quarterly basis a cash reserve in the amount of the actual payout for three days, and the cash reserve would include cash in the casino cage, cash in a bank account in Indiana, or cash equivalents not committed or obligated.

      The Governor of Indiana has appointed a Gaming Impact Study
Commission chaired by the Attorney General to review the impact of all forms of gaming in Indiana, and to issue its final report by December 31, 1999.

      A lawsuit was filed on October 25, 1996, in Harrison County Indiana by three individuals residing in counties abutting the Ohio River, which challenges the constitutionality of the Riverboat Gambling Act on grounds that (i) it allegedly creates an unequal privilege because under the Act supporters of riverboat casino gaming, having lost a county-wide vote, are allowed to resubmit a proposal to county voters for approval of riverboat casino gaming while opponents of riverboat casino gaming, having lost a county-wide vote, are not allowed to resubmit a proposal; and (ii) it was enacted as a provision attached to a state budget bill allegedly in violation of an Indiana constitutional provision requiring legislative acts to be confined to one subject and matters properly connected with the subject. The State of Indiana filed an answer to the complaint. Although the Indiana Supreme Court has previously upheld the constitutionality of the Riverboat Gambling Act, the prior challenge was on different grounds than those contained in the recently filed lawsuit. If the Riverboat Gambling Act ultimately was held unconstitutional it would, absent timely corrective legislation, have a material adverse effect on SMCP's operations.

      COAST GUARD

      Each cruising riverboat is regulated by the Coast Guard, whose regulations affect vessel design, construction, operation (including requirements that each vessel be operated by a minimum complement of licensed personnel) and maintenance, in addition to limiting the number of passengers-customers. Since the Casino Vessel must hold a valid Coast Guard-issued certificate of inspection, the loss or suspension of such certificate could preclude the use of the Casino Vessel. The Casino Vessel is subject to annual, quarterly, as well as unannounced, inspection by the Coast Guard and must be drydocked every five years for inspection of the hull. Such drydockings remove the Casino Vessel from service for a period of time and can result in required repairs. Less stringent rules apply to permanently moored vessels. SMCP believes that Coast Guard regulations, and the requirements of operating and managing a cruising gaming vessel generally, make a riverboat casino more difficult and more expensive to conduct than a land-based casino.

      All shipboard employees of SMCP -- even those with duties entirely unrelated to the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel -- are subject to the Jones Act which, among other things, exempts those employees from state limits on worker's compensation awards. SMCP has obtained insurance which it believes to be adequate to cover employee claims.

      SHIPPING ACT OF 1916; MERCHANT MARINE ACT OF 1936

      In order for the Casino Vessel to be able to operate in the United States, SMCP must be a "citizen of the United States," as defined in the Merchant Marine Act, 1920, as amended, and the

Shipping Act, 1916, as amended. A partnership, such as SMCP, is considered a United States citizen for purposes of United States coastwide requirements if at least 75% of the equity interest in SMCP is owned by United States citizens and all general partners are United States citizens.

     OTHER FEDERAL, STATE AND LOCAL LEGISLATION AND REGULATIONS

     Various federal, state and local legislation and regulations relating to safety, health and environmental matters that apply to businesses in general, such as the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, apply to SMCP as well. In addition, certain legislation and regulations that apply generally to vessels operating in United States waters, such as the Oil Pollution Act of 1990 (which among other things, deals with liability for oil spills and requires a certificate of financial responsibility for vessels operating in United States waters), or within the jurisdiction of various states would apply to SMCP. One major development in federal legislation was the passage of the Coast Guard Authorization Act of 1996 which amends a provision of the Johnson Gambling Devices-Transportation Act of 1951 prohibiting gaming on federal waters, including Lake Michigan. As a result of this amendment, riverboat casinos, such as the Casino Vessel, will be able to conduct cruises on Lake Michigan within boundaries of the State of Indiana and "mock cruises" will only be permitted pursuant to the exceptions authorized by the Riverboat Gambling Act.

      SMCP is also subject to various other federal, state and local laws and regulations and, on a periodic basis, has to obtain various licenses and permits, including those required to sell alcoholic beverages. In particular, the United States Department of the Treasury has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal or exchange of currency or other payment or transfer by, through or to a casino which involves a transaction in currency of more than a predetermined amount ($10,000 for 1996) per gaming day. Such reports are required to be made on forms prescribed by the Secretary of the Treasury and must be filed with the Commissioner of the Internal Revenue Service. In addition, a casino is required to maintain detailed records (including the names, addresses, social security numbers or other information with respect to its customers) dealing with, among other items, a customer's deposit and withdrawal of funds and the maintenance of a line of credit.

      In addition, Congress enacted a bill which established a National Gambling Impact and Policy Commission (the "Policy Commission") to study the economic impact of gaming on the United States, the individual States and Native American tribes. Additional federal regulation may occur due to the initiation of hearings by the Policy Commission. Any new federal legislation could have a material adverse effect on the Company. Although SMCP does not anticipate making material expenditures with respect to such laws and regulations, the applicability of such laws and regulations may result in additional costs to SMCP.

EMPLOYEES AND LABOR RELATIONS

      As of March 1, 1998, the East Chicago Showboat employed approximately 1,405 persons, of which 190 or 13.5% are subject to collective bargaining agreements. The agreement covering these employees expires on June 30, 2001. The East Chicago Showboat considers its current labor relations to be satisfactory. However, the East Chicago Showboat's marine service provider, Riverboat Services, Inc., is involved in a dispute with its maritime employees, who maintain, operate and navigate the Casino Vessel on its cruises. On March 18, 1997 the Marine Engineers Beneficial Association filed a petition with the National Labor Relations Board seeking to represent certain employees of Riverboat Services, Inc. On
August 21, 1997, the petition was amended to name the East Chicago Showboat as a joint employer of the employees in the petitioned for unit. The petition was withdrawn by the Union on November 18, 1997, the day prior to the scheduled hearing at the Regional Office of the Board regarding the petition. As of the date hereof the petition has not been refiled.

FORWARD-LOOKING INFORMATION

      Certain information included in this Annual Report on Form 10-K and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as
amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the effects of competition, plans for projects currently under development, plans for property enhancements, business development activities, financing sources and the effects of regulation (including gaming licensure and regulation and state and local regulation). Such forward looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These uncertainties and risks include, but are not limited to, those relating to conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in gaming, state and local laws and regulations, development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, changes in federal or state tax laws, action taken under application for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations) and the legalization of gaming in certain jurisdictions.

ITEM 2.   PROPERTIES

      The East Chicago Showboat is located on Lake Michigan approximately 12 miles from downtown Chicago, Illinois. The Company believes that the East Chicago Showboat is generally in good condition, well maintained, and is generally suitable and adequate to carry on the Company's business.

      On October 19, 1995, SMP entered into a Redevelopment Project Lease ("the Project Lease") with the City of East Chicago, Department of Redevelopment, pursuant to which the City of East Chicago granted SMP a leasehold interest for approximately 27 acres in East Chicago, Indiana (the "Leased Premises") to construct and operate the East Chicago Showboat for a period of thirty (30) years from the date SMP received the certificate of suitability from the Indiana

Commission (the "Commencement Date"). SMP assigned the Lease Agreement to SMCP when SMP transferred all of its assets and liabilities to SMCP. SMCP may elect to renew the term for two additional thirty year terms. The Project Lease obligates SMCP to pay the City of East Chicago $400,000 in annual rent with an adjustment every three years by the same percentage as the percentage increase in the Consumer Price Index over the previous three years not to exceed 105% of the previous annual rental. The interests of SMCP in the Project Lease are subject to a leasehold mortgage executed in conjunction with the Company's 13 1/2% Series B First Mortgage Notes Due 2003. See "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements."

     On October 22, 1996, SMCP entered into a lease (the "Lease") with 3600 Michigan Company, Ltd. which granted SMCP with a leasehold interest in certain property in East Chicago, Indiana for the purposes of using the land for off-site employee parking. The Lease is for a term of three (3) years and may be renewed at the option of SMCP for two (2) additional five (5) year terms. The Lease obligates SMCP to pay 3600 Michigan Company, Ltd. a monthly rent of $4,631.28 with an adjustment on the first of May of each year of the lease term to reflect increases or decreases in real estate taxes per acre assessed against the leased premises.

      In addition to these leasehold interests, SMCP owns the Casino Vessel. SMCP's interests in the Casino Vessel are also subject to a first preferred ship mortgage executed in conjunction with the Company's 13 1/2% Series B First Mortgage Notes Due 2003. See "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements."

ITEM 3.   LEGAL PROCEEDINGS

      In addition to the following, SMCP is also a defendant in various other lawsuits, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such pending litigation, in the aggregate, will have a material adverse effect on the Company.

      GAFFNEY, ET AL. V. SHOWBOAT MARINA CASINO PARTNERSHIP, ET AL., Case No. 2:98 CV 010JM, instituted January 26, 1998 in the United States District Court for the Northern District of
Indiana. The First Amended Complaint is also an IN REM proceeding against the M/V Showboat. Plaintiffs, terminated employees of defendant Riverboat Services Inc. and/or defendant Riverboat Services of Indiana, Inc. filed a First Amended
Complaint alleging that they were discharged in violation of federal maritime law and Indiana state law for challenging an amendment to the Certificate of Inspection for the M/V Showboat (or the Casino Vessel) permitting the M/V Showboat to staff the maritime crew with engineers possessing limited licenses rather than unlimited licenses. Riverboat Services Inc. and/or Riverboat Services of Indiana, Inc. provide maritime seaman to SMCP pursuant to a contract. Plaintiffs are requesting damages for back pay, compensatory damages for emotional pain and suffering, an injunction restraining from any future violation of 46 USC Section 2114 which provides, in material part, that seaman may not be terminated due to retaliation for reporting violations to regulatory authorities, that a judgement be entered IN REM against M/V Showboat and that the vessel be arrested and sold to satisfy the judgement. SMCP filed a Motion to Dismiss for Failure to State a Claim, and such motion is expected to be considered in April 1998. Management believes that the substantive allegations in the First Amended Complaint are without merit and intends to vigorously defend the allegations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

      SMCP does not possess a class of common equity and its partnership interests have not been registered under the Securities Act of 1933 nor under Section 12 of the Securities Exchange Act of 1934, and the partnership interests are not publicly traded. As of the date hereof, a subsidiary of Showboat beneficially owns 55% of the partnership interests of SMCP and Waterfront beneficially owns 45% of the partnership interests of SMCP. With respect to SMFC, all 1,000 shares of common stock, $1.00 par value as of December 31, 1997, outstanding, is owned by SMCP and has not been registered under the Securities Act of 1933 nor under Section 12 of the Securities Exchange Act of 1934, and it is not publicly traded.

      To date, SMCP has not made any distributions on its partnership interests, other than distributions permitted by the Indenture which relate to distributions equal to the good faith estimate of maximum federal and state income tax liability of SMCP if SMCP was a taxable person. The First Mortgage Note Indenture restricts the ability of SMCP to declare or make distributions on the partnership interests. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements. In addition, distributions by SMCP are subject to rules of the Indiana Commission. See "Item1. Business
- Regulation and Licensing - Indiana."

ITEM 6.   SELECTED FINANCIAL DATA

      As noted in "Part I Item 1. Business--General," SMP contributed all of its assets (except for the capital stock of East Chicago Second Century, Inc.) and liabilities to SMCP as of March 28, 1996. The selected financial data presented below for the year ended December 31, 1997 and for the period from March 29, 1996 (commencement of development) to December 31, 1996 have been derived from the consolidated financial statements of SMCP and SMP. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."



                                                        SMCP
                                 --------------------------------------------------
                                                       Period from March 29, 1996
                                      Year ended     (commencement of development)
                                  December 31, 1997    through December 31, 1996
                                 ------------------- ------------------------------
                                    (in thousands)          (in thousands)
STATEMENT OF OPERATIONS<F1> DATA:
Net revenues......................     $115,550                $      -
Loss from continuing operations...       (5,612)                      -
Interest Income...................          911                   4,919
Interest Expense..................       20,971                  14,327
Capitalized Interest..............        4,418                   4,991
Net Loss..........................      (21,254)                 (4,417)
Cash Distributions Declared.......          232                       -




                                                      SMCP
                                    -----------------------------------------
                                    DECEMBER 31, 1997       DECEMBER 31, 1996
                                    -----------------       -----------------
                                      (in thousands)          (in thousands)
BALANCE SHEET DATA:
Cash and Cash Equivalents.........      $   7,246             $      599
Short-Term Investments held in
 Escrow...........................              -                 69,002
Total assets......................        187,941                187,894
Long-term debt (excluding current
maturities).......................        151,968                140,000
Total liabilities.................        173,844                153,311
Partners' capital.................         14,097                 34,583


<F1> There  were  no  operations prior to March 29, 1996;  therefore, there is no Statement of Operations.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

       Showboat Marina Casino Partnership ("SMCP" or the "Partnership"), owns and operates a riverboat casino, the Showboat Mardi Gras Casino, located in East Chicago, Indiana (the "East Chicago Showboat"). The East Chicago Showboat began operations on April 18, 1997.

     The Partnership is a general partnership which was formed as of March 1, 1996 for the purpose of developing and operating the East Chicago Showboat on Lake Michigan. Prior to the formation of the Partnership, the complex was developed by Showboat Marina Partnership, (the "Predecessor" or "SMP") which was formed on January 31, 1994. On March 28, 1996, the Predecessor contributed substantially all of its assets and liabilities to the Partnership. Showboat Marina Finance Corporation ("SMFC") is a wholly owned subsidiary of the Partnership and was formed on March 7, 1996 to assist the Partnership in the financing of the East Chicago Showboat. The Partnership is owned 99% by the Predecessor and 1% by Showboat Marina Investment

Partnership.  The  Partnership  is   effectively  owned  55%   by
Showboat,  Inc.  and  45%   by   Waterfront   Entertainment   and
Development, Inc.  through various partnership interests.

YEAR ENDED DECEMBER 31, 1997 (1997)
      COMPARED TO YEAR ENDED DECEMBER 31, 1996 (1996)

      Prior to the commencement of operations on April 18, 1997, the activities of the Partnership and the Predecessor were limited to applying for the gaming license, securing the land for, arranging for the financing of and completing the design and construction of the East Chicago Showboat. All costs, except for some interest expense, have been capitalized. As a result, the Partnership has no operating history for the year ended December 31, 1996.

YEAR ENDED DECEMBER 31, 1997 (1997)

REVENUES

      For  the year ended December 31, 1997, the Partnership  had gross  revenues  of  $118.0 million.  This  was  offset  by  $2.4 million  of complimentaries, resulting in net revenues of  $115.6 million.

      Casino revenues for the year ended December 31, 1997 were $109.0 million, and consisted of $31.4 million in table games revenue and $77.6 million in slot revenue. Slot revenue represents 71.2% of the total casino win and table game revenue makes up the remaining 28.8% of the total casino win for the East Chicago Showboat.

LOSS FROM OPERATIONS

      SMCP had income from operations of $4.0 million, exclusive of $9.6 million of preopening costs for the year ended December 31, 1997. Including the preopening costs, SMCP had a loss from operations of $5.6 million for the year ended December 31, 1997. Total expenses, including the write-off upon opening of the preopening costs, for 1997 were $121.2 million. This was comprised principally of casino expenses which totaled $54.8 million and included $32.4 million of gross revenue and admission taxes, as well as $4.2 million of community benefit levies.

      SMCP is currently reviewing its operations in an effort to improve financial performance and more properly align expenses to the volume of business. SMCP has identified and implemented certain cost controls and is continuing to evaluate all opportunities to manage costs. SMCP is also evaluating its marketing programs and activities in order to improve marketing efficiency by eliminating unprofitable or marginally profitable programs. Additionally, greater emphasis will be placed on stimulating new customer trial. Over the past twelve months, the Chicago gaming market has had capacity growth of 59.2% , while revenue has grown at 30.9% rate, resulting in a slower than anticipated absorption of additional gaming capacity. As of March 15, 1998 there have been no announced future capacity increases in this market.

NET LOSS

     For year ended December 31, 1997, the Partnership recorded a net loss of $21.3 million. This loss was primarily attributable to inadequate income from operations to offset the write-off of preopening costs in the amount of $9.6 million and net interest expense in the amount of $15.6 million.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, SMCP held cash and cash equivalents of $7.2 million compared to $.6 million in cash and cash equivalents and $69.0 million in short term investments at December 31, 1996. Since its inception, SMCP has met its capital requirements through the $40.0 million capital contribution (the "Capital Contribution"), the $133.7 million net proceeds from the offering (the "Offering") of its 13-1/2% First Mortgage Notes due 2003 (the "Notes") and equipment financing of approximately $20.6 million provided by PDS Financial Corporation and FINOVA Capital Corporation. The funds provided by these sources provided sufficient amounts to develop and commence operations of the East Chicago Showboat.

      The East Chicago Showboat was constructed at a total approximate cost of $201.1 million. In 1997, the partnership expended approximately $55.9 million on capital improvements.
Management is currently developing a 1998 capital budget.

      SMCP issued the Notes in order to obtain funds to construct the East Chicago Showboat. The Notes mature on March 15, 2003. Interest payment dates under the Notes are March 15 and
September 15 of each year with the first payment made on September 15, 1996. The Notes are senior secured obligations of SMCP. The Notes rank PARI PASSU, or on a parity with, in right of payment with all existing and future senior indebtedness of SMCP and senior in right of payment to all future Subordinated Indebtedness of SMCP. The Notes are without recourse to the general partners of SMCP or to Showboat. Terms not otherwise defined herein have the meanings assigned to them in the First Mortgage Note Indenture. The Notes are secured by a first lien on substantially all of SMCP's assets. The First Mortgage Note Indenture places significant restrictions on SMCP for the incurrence of additional Indebtedness, the creation of additional Liens on the Collateral securing the Notes, transactions with Affiliates and making Restricted Payments unless certain conditions are met. Restricted Payments include paying a management fee to SMP. In order to pay the management fee, among other things, SMCP's Fixed Charge Coverage Ratio must be greater than 1.5 to 1.0 for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment. To make any other Restricted Payment SMCP must, among other things, have a Fixed Charge Coverage Ratio of 2.0 to 1.0 for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment.

      In March 1997, PDS Financial Corporation provided an equipment lease of approximately $11.0 million. The lease is secured by the equipment purchased with the proceeds. The lease is for a term of 48 months and the rate was fixed at 11.0%.

      In June 1997, FINOVA Capital Corporation provided a loan of approximately $9.6 million. The loan is secured by certain equipment purchased during the construction of the riverboat casino complex. The loan is for a term of 36 months and the rate was fixed at 11.1%.

      In October 1997, the Partnership entered into an unsecured line of credit agreement with Fleet Bank in the amount of $3.0 million. The line of credit is secured by Showboat with funds on deposit with Fleet Bank. The term of the line is for a period of one year, renewable annually at the rate of LIBOR plus 75 basis points. The line is available for general partnership purposes. As of December 31, 1997, the Partnership had not drawn funds against this facility; however, all funds were drawn on the facility in March 1998.

      SMP and its subsidiaries are parties to letter agreements dated April 8, 1994 and April 18, 1995, with the City of East Chicago (which agreements were also included in the Owner's license issued to SMCP). SMCP is committed, pursuant to the letter agreements and its Owner's license to reimburse the City of East Chicago for expenses incurred in connection with the development of East Chicago Showboat including, but not limited to, professional planning and design fees, engineering, construction of infrastructure (including the construction of a proposed on/off ramp from Highway 912), utilities or other improvements at the Pastrick Marina or elsewhere related to the East Chicago Showboat, legal fees and costs, financial and other professional fees deemed necessary by the City. Additionally, SMCP has further committed to general and equipment funding for support and enhancement of neighborhood improvement programs, law enforcement operations, public safety programs, the East Chicago School system and infrastructure of East Chicago. SMCP has fulfilled all but approximately $.9 million of these obligations.

      Additionally, pursuant to its letter agreements with the City, SMCP is committed to contribute annually an aggregate 3.75% of its adjusted gross receipts to fund economic and community development projects for the City of East Chicago. Through December 31, 1997, a total of $4.2 million had been contributed.

      SMCP has also agreed to the creation of a $5.0 million pool for a mortgage guarantee program to assist a minimum of 250 residents of East Chicago by guaranteeing up to 25% of the purchase price of a home; and the creation of a $500,000 pool to provide for its employees (who have been employed for at least six months) who are first time home buyers, down payment assistance of 5% of the purchase price of a home up to a maximum of $5,000. As of the date hereof, no East Chicago resident or employee has received or obtained funds in connection with the mortgage guarantee program or home down payment assistance program.

      SMCP has purchased a surety bond naming the City of East Chicago and the Indiana Gaming Commission as beneficiaries for the amount of the commitments outstanding at the time of opening plus approximately $2.0 million related to the rental payment to the City pursuant to the Project Lease over the 5 year license plus approximately $2.0 million required by the Indiana Commission.

     During 1997, SMCP evaluated its various systems to determine whether or not those systems were year 2000 compliant. Based upon this review, SMCP has identified those systems which  are  not  compliant  and  has implemented a plan to update those systems. SMCP expects the cost to update the affected systems will not exceed $2.0 million. SMCP is currently evaluating the effect a failure to bring its systems into compliance will have on SMCP.

      Showboat, Inc. and the Partnership entered into a standby equity commitment which requires that if, during any of the first three Operating Years (as defined), SMCP's Combined Cash Flow (as defined) is less than $35.0 million, Showboat will be required to make additional capital contributions to SMCP in the lesser of
(a) $15.0 million, or (b) the difference between the $35.0 million and the Operating Year's Combined Cash Flow. Showboat's aggregate potential obligation under the standby equity commitment is $30.0 million. The Partnership anticipates that the Combined Cash Flow of SMCP for the first full four quarters of operation will not achieve the $35.0 million threshold and Showboat will be required to contribute approximately $15.0 million pursuant to its standby equity commitment. As of March 15, 1998, Showboat has contributed $1.0 million to SMCP as part of this standby equity commitment. There can be no assurance that the Combined Cash Flow for any future Operating Year will exceed $35.0 million and that Showboat will not be required to make additional capital contributions to SMCP in accordance with the standby equity commitment. The Standby Equity Commitment is subject to certain limitations, qualifications, and exceptions.

     SMCP expects to fund its operating, debt service and capital needs from operating cash flow, the standby equity commitment and from its line of credit. Based upon SMCP's anticipated operations and other available sources of cash, management believes that the foregoing sources of cash will be adequate to meet SMCP's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on the Notes for the foreseeable future. No assurance can be given, however, that these sources of cash will be sufficient for that purpose. SMCP intends to establish initial working capital reserves to provide for anticipated short-term liquidity needs. Although no additional financing beyond the line of credit described above is contemplated, SMCP will seek, if necessary and to the extent permitted under the Indenture, additional financing through bank borrowings, debt or equity financing. There can be no assurance that additional financing, if needed, will be available to SMCP, or that, if available, the financing will be on terms favorable to SMCP. There is no assurance that SMCP's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

      All statements contained herein that are not historical facts, including but not limited to, statements regarding SMCP's current business strategy, and SMCP's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance SMCP's business plan on terms satisfactory to SMCP; competitive factors, such as expansion of gaming in Illinois, Indiana and Michigan, states from which SMCP draws significant numbers of patrons and an increase in the number of casinos serving the Chicago metropolitan area; changes in labor, equipment and capital costs; general business and economic conditions; and other factors described from time to time in SMCP's reports filed with the Securities
and Exchange Commission.   SMCP  wishes  to caution
the readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     Not applicable to the Company as of the date of filing.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Independent Auditors' Report

               Consolidated  Balance  Sheets  as  of December 31,
               1997 and 1996.

               Consolidated Statements of Operations for the year
               ended December 31, 1997 and for  the  Period  from
               March  29,  1996   (commencement  of  development)
               through December 31, 1996.

               Consolidated  Statements of Partners' Capital  for
               the  year  ended  December 31, 1997  and  for  the
               Period   from  March  29,  1996  (commencement  of
               development) through December 31, 1996.

               Consolidated Statements of Cash Flows for the year ended December 31, 1997 and for the Period from March 29, 1996 (commencement of development) through December 31, 1996 - Partnership, and the Period from January 1, 1996 through March 28, 1996 and year ended December 31, 1995 - Predecessor.

               Notes to Consolidated Financial Statements.

                   INDEPENDENT AUDITORS' REPORT

The Partners
Showboat Marina Casino Partnership:

We have audited the accompanying consolidated balance sheets of Showboat Marina Casino Partnership and subsidiary (Partnership) as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital, and cash flows for the year ended December 31, 1997, and for the period from March 29, 1996 (commencement of development) through December 31, 1996, the related statements of cash flows of Showboat Marina Partnership (Predecessor) for the period from January 1, 1996 through March 28, 1996 and the year ended December 31, 1995. These consolidated financial statements are the responsibility of SMCP's and Predecessor's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Showboat Marina Casino Partnership and subsidiary as of December 31, 1997 and 1996, and the results of their operations and cash flows for the year ended December 31, 1997 and for the period from March 29, 1996 (commencement of development) through December 31, 1996, the cash flows of the Predecessor for the period from January 1, 1996 through March 28, 1996 and the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Las Vegas, Nevada                 KPMG PEAT MARWICK LLP
February 2, 1998



        SHOWBOAT MARINA CASINO PARTNERSHIPAND SUBSIDIARY
                   Consolidated Balance Sheets
                   December 31, 1997 and 1996
                         (In thousands)

                                 ASSETS                                         1997            1996
                                                                           --------------  --------------
Current assets:
     Cash and cash equivalents                                             $     7,246          599
     Short-term investments held in escrow                                           -       69,002
     Interest receivable                                                             -        1,601
     Accounts receivable, net                                                      931            -
     Inventories                                                                   337            -
     Prepaid expenses                                                              805            -
                                                                           --------------  --------------
     Total current assets                                                        9,319       71,202
                                                                           --------------  --------------
Property and equipment:
     Buildings                                                                  56,304            -
     Vessel                                                                     82,528            -
     Furniture, fixtures and equipment                                          26,533          764
     Land improvements                                                           2,123        2,123
     Construction in progress                                                        -       97,714
                                                                           --------------  --------------
                                                                               167,488      100,601
Less accumulated depreciation and amortization                                  (7,833)           -
                                                                           --------------  --------------
     Net property and equipment                                                159,655      100,601
                                                                           --------------  --------------
Other assets:
     Licensing costs, net of accumulated amortization of $340 and $-0- at
      December 31, 1997 and 1996, respectively                                   2,061        2,373
     Economic development costs, net of accumulated amortization of $432
      and $-0- at December 31, 1997 and 1996, respectively                       8,662        5,264
     Debt issuance costs, net of accumulated amortization of $778 and $-0-
      at December 31, 1997 and 1996, respectively                                5,664        6,296
     Other assets, net of accumulated amortization of $197 and $-0- at
      December 31, 1997 and 1996, respectively                                   2,580        2,158
                                                                           --------------  --------------
                                                                                18,967       16,091
                                                                           --------------  --------------
                                                                           $   187,941      187,894
                                                                           ==============  ==============
                   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current maturities of long-term debt                                  $     5,555            -
     Accounts payable                                                            2,766        3,717
     Construction payable                                                            -        4,037
     Payable to affiliates                                                       2,712            -
     Accrued expenses                                                            5,331            -
     Accrued interest                                                            5,512        5,557
                                                                           --------------  --------------
                 Total current liabilities                                      21,876       13,311

Long-term debt, excluding current maturities                                   151,968      140,000
                                                                           --------------  --------------
                 Total liabilities                                             173,844      153,311

Partners' capital                                                               14,097       34,583
                                                                           --------------  --------------
                                                                           $   187,941      187,894
                                                                           ==============  ==============


  See accompanying notes to consolidated financial statements.



        SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY

              Consolidated Statements of Operations
                         (In thousands)

                                                        PERIOD FROM
                                                       MARCH 29, 1996
                                                         (COMMENCE-
                                                          MENT OF
                                                        DEVELOPMENT)
                                            YEAR          THROUGH
                                           ENDED        DECEMBER 31,
                                            1997            1996
                                       -------------   ----------------
Revenues:
  Casino                               $  108,996               -
  Food and beverage                         7,534               -
  Other                                     1,508               -
                                       -------------   ----------------
                                          118,038               -
  Less complimentaries                     (2,488)              -
                                       -------------   ----------------
           Net revenues                   115,550               -
                                       -------------   ----------------
Operating costs and expenses:
  Casino                                   54,803               -
  Food and beverage                         7,151               -
  General and administrative               24,315               -
  Selling, advertising and promotion       16,514               -
  Depreciation and amortization             8,802               -
  Preopening costs                          9,577               -
                                       -------------   ----------------
                                          121,162               -
                                       -------------   ----------------
           Loss from operations            (5,612)              -
                                       -------------   ----------------
Other income (expense):
  Interest income                             911           4,919
  Interest expense                        (20,971)        (14,327)
  Interest capitalized                      4,418           4,991
                                       -------------   ----------------
                                          (15,642)         (4,417)
                                       -------------   ----------------

           Net loss                     $ (21,254)         (4,417)
                                       =============   ================


  See accompanying notes to consolidated financial statements.



        SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY

          Consolidated Statements of Partners' Capital

    Period from March 29, 1996 (commencement of development)
                    through December 31, 1997
                         (In thousands)

                                                                  SHOWBOAT
                                                  SHOWBOAT         MARINA
                                                   MARINA        INVESTMENT
                                                PARTNERSHIP      PARTNERSHIP       TOTAL
                                               -------------   ---------------  ------------
Balance at beginning of period                 $         -     $        -       $         -

Capital contributions                               21,897            390            22,287

Net loss accumulated during the
  development stage                                 (4,373)           (44)           (4,417)

Transfer of net assets from Showboat Marina
  Partnership                                       16,713              -            16,713
                                               -------------   ---------------  ------------
Balance at December 31, 1996                        34,237            346            34,583

Capital contributions                                1,000              -             1,000

Distributions to partners                             (230)            (2)             (232)

Net loss                                           (21,042)          (212)          (21,254)
                                               -------------   ---------------  ------------
Balance at December 31, 1997                   $    13,965     $      132       $    14,097
                                               =============   ===============  ============


  See accompanying notes to consolidated financial statements.



 SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY (PARTNERSHIP)
                               AND
            SHOWBOAT MARINA PARTNERSHIP (PREDECESSOR)
              Consolidated Statements of Cash Flows
                         (In thousands)

                                                        PARTNERSHIP                     PREDECESSOR
                                             --------------------------------  ------------------------------
                                                                PERIOD FROM    PERIOD FROM
                                                               MARCH 29, 1996    JANUARY 1,
                                                               (COMMENCEMENT       1996
                                                              OF DEVELOPMENT)    THROUGH
                                                YEAR ENDED        THROUGH        MARCH 28,       YEAR ENDED
                                               DECEMBER 31,     DECEMBER 31,       1996        DECEMBER 31,
                                                   1997             1996                            1995
                                             ---------------  ---------------  -------------  ---------------
Cash flows from operating activities:
  Net loss                                   $   (21,254)         (4,417)             -                -
  Depreciation and amortization                    8,802               -              -                -
  Amortization of debt issuance costs                778               -              -                -
  Loss on sale of investments                          -               6              -                -
  Decrease in interest receivable                  1,601          (1,601)             -                -
  Increase in inventory                             (337)              -              -                -
  Increase in prepaid expense                       (805)              -              -                -
  Increase in accounts receivable                   (931)              -              -                -
  Increase in licensing costs                        (28)              -           (276)          (1,467)
  Increase in other assets                          (619)         (1,733)           (68)            (337)
  Decrease in accounts payable                      (951)          2,771            443              503
  Decrease in construction payable                (4,037)          4,037              -                -
  Increase in accrued expense                      5,331               -              -                -
  Decrease in accrued interest                       (45)          5,557              -                -
           Net cash provided by (used in)    ---------------  ---------------  -------------  ---------------
           operating activities                  (12,495)          4,620             99           (1,301)
                                             ---------------  ---------------  -------------  ---------------
Cash flows from investing activities:
  Economic development costs                      (3,830)         (4,144)            (7)          (1,113)
  Land improvements                                    -               -           (286)          (1,790)
  Purchase of property and equipment             (55,903)           (110)          (198)            (456)
  Purchase of short-term investments            (133,114)       (869,164)             -                -
  Proceeds from sale of short-term investment    202,116         800,156              -                -
  Payments for construction in progress                -         (87,300)        (5,246)          (4,239)
           Net cash provided by (used in)    ---------------  ---------------  -------------  ---------------
           investing activities                    9,269        (160,562)        (5,737)          (7,598)
                                             ---------------  ---------------  -------------  ---------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable,
    net of issuance costs                          9,490         134,254           (550)               -
  Payments on long-term debt                      (3,097)              -              -                -
  Borrowings from affiliate                        2,712               -              -                -
  Partnership distributions                         (232)              -              -                -
  Capital contributions                            1,000          22,287          5,830            9,257
           Net cash provided by financing    ---------------  ---------------  -------------  ---------------
           activities                              9,873         156,541          5,280            9,257
                                             ---------------  ---------------  -------------  ---------------
           Net increase (decrease) in cash         6,647             599           (358)             358

Cash at beginning of period                          599               -            358                -
                                             ---------------  ---------------  -------------  ---------------
Cash at end of period                        $     7,246             599              -              358
                                             ===============  ===============  =============  ===============

                                                                                                  (Continued)




 SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY (PARTNERSHIP)
                               AND
            SHOWBOAT MARINA PARTNERSHIP (PREDECESSOR)
        Consolidated Statements of Cash Flows, Continued
                         (In thousands)

                                                                 PERIOD FROM       PERIOD FROM
                                                                MARCH 29, 1996      JANUARY 1,
                                                               (COMMENCEMENT OF        1996
                                               YEAR ENDED        DEVELOPMENT)        THROUGH      YEAR ENDED
                                              DECEMBER 31,    THROUGH DECEMBER 31,   MARCH 28,    DECEMBER 31,
                                                  1997               1996              1996          1995
                                             --------------- --------------------- ------------- -------------
Supplemental disclosures of cash flow
  information and non-cash investing and
  financing activities:

   Cash paid for interest, net of amounts
    capitalized                               $   15,823                     -             -               -
                                             =============== ===================== ============= =============
   Equipment purchased with capital lease     $   10,984                     -             -               -
                                             =============== ===================== ============= =============


  See accompanying notes to consolidated financial statements.

 SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY (PARTNERSHIP)
                               AND
            SHOWBOAT MARINA PARTNERSHIP (PREDECESSOR)

           Notes to Consolidated Financial Statements

                   December 31, 1997 and 1996

        (All amounts in thousands, except per share data)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     NATURE OF OPERATIONS

     The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Showboat Marina Casino Partnership (SMCP) and its wholly owned subsidiary, Showboat Marina Finance Corporation (Finance Corporation) as of and for the year ended December 31, 1997 and as of December 31, 1996 and for the period from March 29, 1996 (commencement of development) through December 31, 1996. These financial statements also present the cash flows of Showboat Marina Partnership (Predecessor) for the period from January 1, 1996 through March 28, 1996, and the year ended December 31, 1995. The Predecessor had no operations through March 28, 1996 other than development and licensing activities, the costs of which were capitalized and subsequently contributed to SMCP as described below. Therefore a statement of operations is not applicable.

     SMCP is a general partnership and was formed as of March 1, 1996 for the purpose of developing a riverboat casino complex in East Chicago, Indiana (East Chicago Showboat). The East Chicago Showboat has approximately 53,000 square feet of gaming space with approximately 1,700 slot machines and approximately 82 table games. The land based facility consists of a 100,000 square foot pavilion, an 1,800 space parking garage and surface parking for 1,200 vehicles. The pavilion contains a buffet, upscale restaurant, cocktail lounge, gift shop, hydraulic bandstand platform, ticket promotions area and administrative offices. East Chicago Showboat Finance Corporation was incorporated on March 7, 1996 to assist SMCP in financing the East Chicago Showboat. The Predecessor was formed on January 31, 1994 and had been developing the project prior to the formation of SMCP.

     SMCP is owned 99% by the Predecessor and 1% by Showboat Marina Investment Partnership. SMCP is effectively owned 55% by Showboat, Inc. (Showboat) and 45% by Waterfront Entertainment and Development, Inc. (Waterfront) through various partnership interests. On December 18, 1997, Showboat Harrah's Entertainment, Inc. (Harrah's) and HEI Acquisition Corp. (HEI), a wholly owned subsidiary of Harrah's, entered into a Definitive Agreement and Plan of Merger whereby Showboat will merge, subject to shareholder and regulatory approval into HEI with Showboat surviving the merger as a wholly owned subsidiary of Harrah's. Predecessor will manage the East Chicago Showboat through December 31, 2023 and will receive fees equal to 2% of net revenue and 5% of EBITDA limited to excess cash flow, all as defined in the management agreement. Showboat, the beneficial owner of 55% of the Predecessor, will be the Managing Partner of the Predecessor. The payment of these fees is subject to certain restrictions set forth in the Indenture for the 13 1/2% First Mortgage Notes. Due to these restrictions, no management fees were earned or paid during 1997.

     CASINO REVENUE AND COMPLIMENTARIES

     Casino revenues represent the net win from gaming wins and losses. Revenues include the retail value of food, beverage and other goods and services provided to customers without charge. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances charged to the casino department in 1997 was approximately $1,244.

     CASH EQUIVALENTS

     SMCP considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation, including amortization of capitalized leases, is computed using the straight-line method. The costs of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

     Estimated  useful  lives for property and equipment  are  30 years for land improvements, 10-40 years for building and vessel and 5-7 years for furniture and equipment.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     INTEREST COSTS

     Interest is capitalized during the construction phase of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's useful life.

     FAIR VALUE OF CERTAIN FINANCIAL INSTRUMENTS

     The carrying amount of cash equivalents, receivables and all current liabilities approximates fair value because of the short term maturity of these instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. See Note 7 for additional fair value disclosures.

     PREOPENING COSTS

     Preopening costs were capitalized until operations of the riverboat casino complex commenced, at which time the costs were written off upon opening on April 18, 1997. The preopening costs consist primarily of salaries and wages, temporary office expenses, marketing expenses, professional fees, training costs and related travel costs.

     ECONOMIC DEVELOPMENT COSTS

     SMCP has incurred certain costs pursuant to an agreement with the City of East Chicago to fund various projects and programs for the benefit of East Chicago residents. Fifty percent of a portion of these costs may be credited as an offset against taxes due to East Chicago based on gross receipts for a period not to exceed two years. Any costs incurred which are not eligible to be offset are amortized over fifteen years which approximates the estimated time period of the enhanced revenue stream created by entrance into the Chicago area gaming market.

     LICENSING COSTS

     SMCP incurred costs in order to obtain the necessary gaming licenses, including legal costs, filing and investigation fees, which were capitalized until commencement of operations, at which time such licensing costs are amortized over five years, the initial term of the gaming license.

     DEBT ISSUANCE COSTS

     Costs associated with the issuance of debt have been deferred and are amortized over the life of the related indebtedness using the straight line method.

     INCOME TAXES

     A provision for income taxes is not recorded because, as a partnership, taxable income or loss is allocated and taxed to the partners based on their respective percentage of ownership. There is a net difference of approximately $1,655 between bases of assets and liabilities for tax purposes and financial reporting purposes.

     USE OF ESTIMATES

     Management of SMCP has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     LONG LIVED ASSETS

     Management  of  SMCP  reviews  all  long-lived  assets   for
     impairment on an annual basis. The carrying value is compared to future net undiscounted cash flows expected to be generated by the assets to ascertain whether or not the carrying value can be recovered during the expected life of the asset. If an impairment exists, the write down will be recorded during the current period. There have been no write downs through December 31, 1997.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS
     No. 131 establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997.

     The   Company   believes  there  is  no  impact   of   these
     pronouncements on SMCP's Financial Statements.

     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to current year's presentation.

(2)  SHORT-TERM INVESTMENTS

     Short-term investments as of December 31, 1996 consists of U.S. Treasury bills and mortgage-backed corporate debt securities which mature at various dates through July 1997. SMCP classifies these securities as available-for-sale as they will be liquidated as needed to fund construction contracts. These securities are recorded at fair value as of December 31, 1996. SFAS 115 requires unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities to be excluded from earnings and are reported as a separate component of partner's capital until realized. Unrealized losses of approximately $-0- and $6 as of December 31, 1997 and 1996, respectively, were not material and were therefore included in interest income. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

 (3) RECEIVABLES

     As of December 31, 1997 and 1996, receivables consist of the following:
                                                   1997         1996
                                               ------------  -----------
        Casino                                 $      908            -
        Interest                                        -        1,601
        Other                                          75            -
                                               ------------  -----------
                                                      983        1,601
        Less allowance for doubtful accounts          (52)           -
                                               ------------  -----------
                                               $      931        1,601
                                               ============  ===========

(4)  ACCRUED EXPENSES

     As of December 31, 1997, accrued expenses consist of the following:

        Salaries and wages                        $  1,757
        Taxes, other than taxes on income            1,041
        Other                                        2,533
                                                  ----------
                                                  $  5,331
                                                  ==========
(5)  LAND IMPROVEMENTS

     On October 19, 1995, the Predecessor entered into a Redevelopment Project Lease (which was transferred to SMCP) with the City of East Chicago, Department of Redevelopment pursuant to which the City of East Chicago granted SMCP a leasehold interest in certain property in East Chicago, Indiana and the exclusive right to dock and operate a riverboat casino in East Chicago, Indiana and to construct ancillary land based facilities, which may include restaurants, entertainment facilities and parking areas.

     In exchange for such exclusivity, SMCP is obligated to pay the City of East Chicago $400,000 in annual rental with such rental being adjusted every three years by the same percentage as the percentage increase in the Consumer Price Index (CPI) over the previous three years subject to a maximum 5% increase for each adjustment. The term of the lease agreement is thirty years from the date SMCP received the Certificate of Suitability from the Indiana Gaming Commission which occurred on January 8, 1996, which term may be renewed for two additional thirty year terms at the election of SMCP.

(6)  ECONOMIC DEVELOPMENT AGREEMENT

     SMP and its subsidiaries are parties to letter agreements dated April 8, 1994 and April 18, 1995, with the City of East Chicago (which agreements were also included in the Owner's license issued to SMCP). SMCP is committed, pursuant to the letter agreements and its Owner's license to reimburse the City of East Chicago for expenses incurred in connection with the development of East Chicago Showboat including, but not limited to, professional planning and design fees, engineering, construction of infrastructure (including the construction of a proposed on/off ramp from Highway 912), utilities or other improvements at the Pastrick Marina or elsewhere related to the East Chicago Showboat, legal fees and costs, financial and other professional fees deemed necessary by the City.
     Additionally, SMCP has further committed to general and equipment funding for support and enhancement of neighborhood improvement programs, law enforcement operations, public safety programs, the East Chicago School system and infrastructure of East Chicago. SMCP has fulfilled all but approximately $.9 million of these obligations.

     Additionally, pursuant to its letter agreements with the City, SMCP is committed to contribute annually an aggregate 3.75% of its adjusted gross receipts to fund economic and community development projects for the City of East Chicago. Through December 31, 1997, a total of $4.2 million had been contributed.

     SMCP has also agreed to the creation of a $5.0 million pool for a mortgage guarantee program to assist a minimum of 250 residents of East Chicago by guaranteeing up to 25% of the purchase price of a home; and the creation of a $500,000 pool to provide for its employees (who have been employed for at least six months) who are first time home buyers, down payment assistance of 5% of the purchase price of a home up to a maximum of $5,000. As of the date hereof, no East Chicago resident or employee has received or obtained funds in connection with the mortgage guarantee program or home down payment assistance program.

(7)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                     DECEMBER 31,
                                                -----------------------
                                                   1997        1996
                                                -----------  ----------
        13-1/2% First Mortgage Notes due 2003  $  140,000     140,000
        11.1% Note Payable                          8,244           -
        Capital lease obligation                    9,279           -
                                                -----------  ----------
                                                  157,523     140,000
        Less current maturities                    (5,555)          -
                                                -----------  ----------
                                               $  151,968     140,000
                                                ===========  ==========

     On March 28, 1996, SMCP and Finance Corporation issued $140.0 million 13-1/2% First Mortgage Notes (Notes) due 2003. The proceeds from the offering were approximately $133.7 million, net of underwriting discounts and commissions. The net proceeds were used to develop the East Chicago Showboat.

     The Notes are senior secured obligations of SMCP and rank senior in right of payment to all existing and future subordinated indebtedness of SMCP and pari passu with SMCP's senior indebtedness. The Notes are secured by a first lien on substantially all of SMCP's assets and are without recourse to the general partners of SMCP or to Showboat.

     Interest is payable on the Notes semiannually on March 15, and September 15 of each year commencing September 15, 1996. The Notes will not be redeemable prior to March 15, 2000, except as otherwise required by a gaming authority. On and after March 15, 2000, the Notes will be redeemable at the option of SMCP, in whole or in part, at redemption prices ranging from 106.750% in 2000 through 100.000% in 2002 and thereafter, as defined in the Note Indenture for the Notes, plus accrued and unpaid interest and liquidated damages, if any.

     The Note Indenture places significant restrictions on the incurrence of additional indebtedness, the creation of additional liens on the collateral securing the Notes, transactions with affiliates and payment of certain restricted payments.

     In   June   1997,  the  Partnership  obtained  a   loan   of
     approximately $9.6 million from FINOVA Capital Corporation secured by certain equipment. The loan is for a term of 36 months with a fixed rate of 11.1%.

     In October 1997, SMCP entered into an unsecured line of credit agreement with Fleet Bank in the amount of $3.0 million. The line of credit is secured by Showboat with funds on deposit with Fleet Bank. The term of the line is for a period of one year, renewable annually at an interest rate of LIBOR plus 75 basis points. The line is available for general partnership purposes. As of December 31, 1997, the Partnership had not drawn funds against this facility. On March 13, 1998, SMCP borrowed the $3.0 million for the interest payment on the Notes due March 15, 1998.

     Maturities of the Partnership's long-term debt are as follows:

        Year ending December 31:
        1998                                  $      5,555
        1999                                         6,187
        2000                                         4,950
        2001                                           831
        2002                                             -
        Thereafter                                 140,000
                                               -------------
                                              $    157,523
                                               =============

     The  fair  value of the Notes was $166.6 million at December
     31, 1997 based on quoted market prices. The carrying amount of the capital lease and equipment loan approximates fair value at December 31, 1997.

(8)  LEASES

     SMCP leases certain equipment under a long-term capital lease agreement that expires in 2001.

     As of December 31, 1997, equipment under capital leases is as follows:



        Equipment                         $     10,984
        Less accumulated amortization           (1,240)
                                           --------------
                                          $      9,744
                                           ==============

     Amortization of assets held under capital lease is included with depreciation expense.

     SMCP is obligated to pay the City of East Chicago $400 annual rent for a leasehold interest in approximately 27 acres in East Chicago, Indiana, with such rentals being adjusted every 3 years based upon changes in the Consumer Price Index subject to a maximum of 5% increase for each adjustment.

     SMCP holds a leasehold interest in certain property in East Chicago, Indiana for land used for offsite employee parking. The lease is for a term of three years and may be renewed at the option of SMCP for two additional five year terms. Payments of $5 are due monthly with an adjustment on the first of May of each year of the lease term to reflect changes in real estate taxes.

     The following is a schedule of future minimum lease payments for capital leases and operating leases (with initial or remaining terms in excess of one year) as of December 31, 1997:



                                                                 CAPITAL     OPERATING
                                                                  LEASE        LEASE
                                                              ------------  -----------
        December 31,
                 1998                                       $     3,382            619
                 1999                                             3,382            598
                 2000                                             3,382            400
                 2001                                               845            400
                 2002                                                 -            400
                 Thereafter                                           -          9,200
                                                              ------------  -----------
        Total minimum payments                                   10,991         11,617
                                                                            ===========
        Less amount representing interest (at 11%)               (1,712)
                                                              ------------
                                                                  9,279
        Less current installments of obligations under
          capital lease                                          (2,528)
                                                              ------------
        Obligations under capital lease excluding current
          portion                                           $     6,751
                                                              ============


     Rent expense for all operating leases was $664 and $9 for the years ended December 31, 1997 and 1996, respectively.

(9)  COMMITMENTS AND CONTINGENCIES

     SMCP is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management these matters will not have a material effect on SMCP's financial position.

     On November 3, 1997, SMCP amended its agreement with Riverboat Services, Inc. ("RSI") whereby RSI will operate and maintain the riverboat. RSI will be reimbursed for all expenses and will receive a management fee of $60 per month. The initial term of the agreement is five years commencing January 1997, with two renewal periods of five years each at the option of RSI.

(10) PARTNERS' CAPITAL

     Showboat, the beneficial owner of 55% of SMCP, has committed to a standby equity commitment of up to $30.0 million. The terms of this agreement are as follows:

     The standby equity commitment provides that if during any of the first three full four-quarter periods after the riverboat is operating SMCP's combined cash flow is less than $35.0 million for any such full fiscal four-quarter period, Showboat will cause to be contributed capital equal to the shortfall. However, in no event shall Showboat be required to cause to be contributed more than $15.0 million in any one such full fiscal four-quarter period or more than $30.0 million in the aggregate. SMCP anticipates that its combined cash flow for the first full four quarters of operation will not achieve the $35.0 million threshold and Showboat will be required to contribute approximately $15.0 million under the standby equity commitment. As of March 12, 1998, Showboat has contributed $1.0 million to SMCP as part of this commitment.

                            PART III

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following individuals are the directors and executive officers of the partners of SMCP and the directors and executive officers of SMFC. SMFC is wholly owned by SMCP. SMCP is 99% beneficially owned by SMP and 1% beneficially owned by Showboat Marina Investment Partnership ("SMIP"). Showboat Indiana Investment Limited Partnership ("SIILP") beneficially owns 55% of SMP and SMIP, and Waterfront beneficially owns the remaining 45% of each entity. Showboat Indiana, Inc. is the sole general partner of SIILP, and SIILP is 100% beneficially owned by
Showboat through a chain of subsidiaries of Showboat. Additionally, SMCP is managed by an Executive Committee comprised of representatives of Showboat and Waterfront and the members of SMCP's Executive Committee are also noted below. There are no family relations between or among any of the directors and executive officers, except J.K. Houssels is the father of J. Kell Houssels, III.

      J. Kell Houssels, III, age 48, is a member of the Executive Committee of SMCP and the President, Chief Executive Officer and Chairman of the Board of Directors of SMFC and, has held such position since March 1996.. Mr. Houssels, III, has also been a director of Showboat Indiana, Inc. since its formation. HeMr. Houssels, III has been a director of Showboat, Inc. since 1983. He is the He is currently President and, Chief Executive Officer of Showboat, Inc. and Ocean Showboat, Inc. and director of Showboat, Inc. and all of its subsidiaries, including Finance Corporation since March 1996. From May 1993 to May 1995, he served as President and Chief Executive Officer of Showboat Development Company. From January 1990 to May 1994, Mr. Houssels, III served as Vice President of Showboat, Inc. From May 1993 to June 1994, he served as President and Chief Executive Officer of Atlantic City Showboat, Inc. and from January 1990 to May 1993, he served as President and Chief Operating Officer of Atlantic City Showboat, Inc.

      J.K. Houssels, age 75, is the Chairman of the Board of Directors of Showboat and a director of all subsidiaries of
Showboat,  including  Showboat  Indiana,  Inc.   He  has  been  a
director
of Showboat Indiana, Inc. since its formation. Mr. Houssels has also been a director of Showboat, Inc. since 1960. Until May 1994, Mr. Houssels was the President and Chief Executive Officer of Showboat. He is also Vice Chairman of the Board of Union Plaza Hotel and Casino, Inc., Las Vegas, Nevada.

      John D. Gaughan, age 77, is a director of Showboat and a director of all of Showboat's subsidiaries, including Showboat Indiana, Inc. He has been a director of Showboat Indiana, Inc. since its formation. Mr. Gaughan has also been a director of Showboat, Inc. since 1978. Mr. Gaughan is also the Chairman of the Board and President of Exber, Inc., doing business as the El Cortez Hotel and the Western Hotel and Casino, Las Vegas, Nevada and the Chairman of the Board of the Union Plaza Hotel and Casino, Inc., Las Vegas, Nevada.

      Frank A. Modica, age 70, is a director of Showboat and all of its subsidiaries, including Showboat Indiana, Inc. He has been a director of Showboat Indiana, Inc. since its formation. Mr. Modica has also been a director of Showboat, Inc. since 1980. Until May 1995, Mr. Modica was Chairman of the Board of Atlantic City Showboat, Inc.; until February 1995, he was the Executive Vice President and Chief Operating Officer of Showboat and President and Chief Executive Officer of Showboat Operating Company. Mr. Modica is also Director Emeritus of First Security Bank, Las Vegas, Nevada and since April 1997 a director of Monarch Casino & Resort, Inc.

      H. Gregory Nasky, age 55, is a director of Showboat and all of its subsidiaries, including Showboat Indiana, Inc. He has been a director of Showboat Indiana, Inc. since its formation. Mr. Nasky has also been a director of Showboat, Inc. since 1983. Mr. Nasky is also the Executive Vice President of Showboat and Showboat Operating Company; the President and Chief Executive Officer of Showboat Development Company; and the Secretary of Showboat and all of Showboat's subsidiaries. From October 1993 to February 1995, Mr. Nasky was the Managing Director and Chief Executive Officer of Showboat Australia Pty Limited and from March 1994 to February 1995 he was the Managing Director and Chief Executive Officer of Sydney Harbour Casino. Since March 1994, he has been of counsel to the law firm of Kummer Kaempfer Bonner & Renshaw, Las Vegas, Nevada, outside legal counsel to Showboat and until February 1994, a member of the law firm of Vargas & Bartlett, Las Vegas and Reno, Nevada, previous general counsel to Showboat.

      Mark J. Miller, age 41, is a member of the Executive Committee of SMCP and Director and the Treasurer of SMFC and he has held such positions since March 1996. HeMr. Miller has been the Executive Vice President Financial Administration of Showboat and Showboat Operating Company since November 1997; Vice President-Finance of Ocean Showboat, Inc. since April 1988; and Vice President-Finance, Chief Financial Officer of Ocean Showboat, Inc. since April 1991. Mr. Miller previously served as Executive Vice President-Operations of Showboat from June 1995 until November 1997 and as the Executive Vice President-Operations of Showboat Operating Company from May 1996 to November 1997. and Treasurer and Director of Finance Corporation since March 1 1996. From July 1994 to June 1995, Mr. Miller served as the President and Chief Executive Officer of Atlantic City Showboat, Inc. From October 1993 to June 1994, he served as Executive Vice President and Chief Operating Officer of Atlantic City Showboat, Inc. and he was Vice President-Finance and Chief Financial Officer of Atlantic City Showboat, Inc. from December 1988 to October 1993.

     Carlton Geer, age 44, has been President and Chief Executive Officer of SMCP and Showboat Indiana, Inc., Member of the Executive Committee of SMCP and Director of SMFC since February 1998. Mr. Geer previously served as President and Chief Executive Officer of Showboat Operating Company from August 1996 until February 1998. From December 1983 to April 1996, Mr. Geer held various positions with Peppermill Hotel Casino, Reno, Nevada, including General Manager from June 1993 to April 1996 and Executive Vice President of Hospitality Operations from September 1989 to June 1993. He serves at the pleasure of the respective board of directors.

      J. Keith Wallace, age 56, served as President and Chief Executive Officer of SMCP from March 1996 until February 1998, and Showboat Indiana, Inc. from January 1996 until February 1998. Mr. Wallace served as a Member of the Executive Committee of SMCP and a Director of SMFC from March 1996 until February 1998. Mr. Wallace currently serves as the President and Chief Executive Officer of Showboat Operating Company. From February 1995 to January 1996, Mr. Wallace was the President and Chief Executive Officer of Showboat Operating Company. From May 1993 to February 1995, he was the President and Chief Executive Officer of Lake Pontchartrain Showboat, Inc. and Showboat Louisiana, Inc. From June 1993 to February 1995, Mr. Wallace served as Executive Vice President and Chief Operating Officer of Showboat Louisiana, Inc. and Lake Pontchartrain Showboat, Inc., respectively. From August 1990 to April 1993, Mr. Wallace was the Vice President and General Manager of Showboat Operating Company. He serves at the pleasure of the boards of directors,

      David M. Zamarin, age 55, has been the Vice President-Marketing for SMCP since February 1998. Previously, Mr. Zamarin served as Vice President-Marketing for Showboat Operating Company from August 1996 until February 1998; Director of Marketing for the Peppermill Hotel & Casino, Reno, Nevada, from March 1993 until July 1996.

     Jon D. Zimmerman, age 45, has been the Vice President Casino Operations for SMCP since February 1998. Previously, Mr. Zimmerman served as Vice-President Casino Operations for Showboat Operating Company from December 1996 until February 1998; Director of Slots, Bingo, Pull Tabs for Mystic Lake Casino, Prior Lake, Minnesota from May 1996 until December 1996, and Director of Slot Operations for Peppermill Hotel & Casino, Reno, Nevada, from November 1988 until May 1996.

      Dominick Gullo, age 55, was the Vice President of Gaming Operations for SMCP from May 1996 until February 1998, the Vice President-Special Projects for Showboat Operating Company from May 1995 to May 1996, and the Casino Manager of Lake Pontchartrain Showboat, Inc. from May 1993 to May 1995. Prior to joining Lake Pontchartrain Showboat, Inc., Mr. Gullo was
President and Owner of Gullo Associates, Inc. in Las Vegas, Nevada, from February 1993 to May 1993. Mr. Gullo currently serves as the Vice President-Gaming Operations of Showboat Operating Company.

      Leann Schneider, age 44, has been the Vice President of Finance and Administration for SMCP, and the Vice President-Finance, Treasurer and Chief Financial Officer of Showboat Indiana, Inc. since February 1998. She was the Vice President-Finance of Showboat Operating Company from March 1997 until February 1998; Vice President Special Projects of Showboat,

Inc. from May 1996 to February 1997; President and Chief Executive Officer of the Las Vegas Showboat from January 1996 until April 1996; Chief Financial Officer and Treasurer of Showboat Development Company from May 1993 until May 1996; and Treasurer of Showboat Indiana, Inc. from September 1993 until May 1996. From March 1995 to January 1996, she served as Treasurer of Showboat. From May 1990 until January 1996, she served as Vice President-Finance and Chief Financial Officer of Showboat and Showboat Operating Company. She serves at the pleasure of the respective boards of directors.

      Joseph G. O'Brien, III, age 35, was the Vice President of Finance and Administration for SMCP from May 1995 until February 1998, the Chief Financial Officer of Showboat Indiana, Inc. from April 1996 until February 1998, the Treasurer of Showboat Indiana, Inc. from May 1996 until February 1998 and the Vice
President - Finance and Chief Financial Officer of SMFC from March 1996 until February 1998. . Mr. O'Brien currently serves as the Vice-President Finance of Showboat Operating Company. From April 1996 until February 1998 Mr. O'Brien served as Vice President-Finance for Showboat Indiana, Inc. Mr. O'Brien is a certified public accountant and has been Vice President of Finance and Administration for the Company since May 1995. From June 1993 until April 1995, Mr. O'Brien served on the Executive Committee of the Showboat Star Partnership in New Orleans, Louisiana; from February 1995 until April 1995 he served as Acting Chief Operating Officer of the Showboat Star Partnership; and from June 1993 until February of 1995 he served as Controller of the Showboat Star Partnership. Prior to joining the Showboat Star Partnership, Mr. O'Brien was a certified public accountantCPA public with the firm of Ericksen, Krentel, Canton & LaPorte in New Orleans, Louisiana from July 1984 to June 1993.

      Dominick  J.  Burzichelli, age  35,  is the  Vice President
of Human Resources for SMCP since May 1996. Mr.Burzichelli has been employed by Showboat since 1986 and has served in the Human Resources department in various capacities including Director and Manager levels.

      Michael A. Pannos, age 49, is a member of the Executive Committee of SMCP, has been Secretary and Director of SMFC since March 1996 and has been Director and President of Waterfront since July 3, 1993. Mr. Pannos was a practicing attorney with the law firm of Pannos & Mindel from 1980 to 1997 and since 1997 he has been a practicing attorney in the law firm of Michael
A. Pannos.  Mr. Pannos  was  elected  as  Chairman of the Indiana
Democratic Party in 1988. He was also elected Vice-President of the Association of Democratic Chairs, and has served as a member of the Rules Committee of the Democratic National Committee.

      Thomas S. Cappas, age 63, is a member of the Executive Committee of SMCP, has been a Director of SMFC since March 1996 and has beenhas been Director, Treasurer and Secretary of Waterfront since July 3, 1993. and a Director of Finance Corporation since March 1, 1996. Since 1959, Mr. Cappas has been a practicing attorney in East Chicago, Indiana. Mr. Cappas has held a variety of public sector positions in East Chicago.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid by SMCP during 1995, 1996 and 1997 to the officers and other persons of SMCP, in all capacities in which they served.



SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                 -----------------------------------   --------------------------------------
                                                                                 AWARDS           PAYOUTS<F1>
                                                                       -------------------------  -----------
                                                                                     SECURI-      LONG- TERM
                                                            OTHER      RESTRICTED  TIES UNDER-    INCENTIVE
NAME AND                                                   ANNUAL        STOCK    LYING OPTIONS/    PLANS        ALL OTHER
PRINCIPAL POSITION        YEAR     SALARY       BONUS   COMPENSATION     AWARDS      SARS<F2>      PAYOUTS      COMPENSATION
------------------        ----   ----------  ---------- ------------   ---------- --------------  -----------  --------------
J. Keith Wallace......... 1997   $ 241,500   $  37,494    59,294<F3>       -           -         $ 29,625<F4>  $  15,970<F5>
  President and Chief     1996   $ 226,604   $ 150,000    86,429           -       0/48,546      $ 36,750      $   4,036
   Executive Officer      1995   $     ---   $     ---         -           -           -         $    ---      $     ---

Jess Hinkle.............. 1997   $  97,455   $   7,176         -           -           -         $ 11,850<F6>  $ 117,850<F7>
  Vice President of       1996   $ 149,737   $  50,077         -           -           -         $ 14,700      $  11,398
   Operations             1995   $     ---   $     ---         -           -           -         $    ---      $     ---

Dominick Gullo........... 1997   $ 112,615   $   8,999         -           -           -         $ 11,850<F6>  $   9,214<F8>
  Vice President of       1996   $ 104,548   $  20,473         -        24,630     8,000/0       $ 14,700      $  30,122
   Gaming Operations      1995   $     ---   $     ---         -           -           -         $    ---      $     ---

Joseph G. O'Brien, III... 1997   $ 103,680   $   8,999         -           -           -         $ 11,850<F6>  $   5,264<F9>
  Vice President Finance  1996   $  96,300   $  36,000         -           -           -         $ 14,700<F8>  $   1,426
   and Administration     1995   $  85,833   $  21,120         -           -           -         $  9,000<F8>  $  24,622

Dominick J. Burzichelli.. 1997   $  99,983   $   8,999         -           -           -         $ 11,850<F6>  $   4,496<F10>
  Vice President of       1996   $  88,018   $  36,000         -        49,260     10,000/0      $ 14,700      $   1,896
   Human Resources        1995   $  62,468   $  21,120         -           -           -         $  3,000      $  12,846


<F1> Amounts  represented  in  this column  were  received by the named individuals under the Showboat, Inc. 1994 Executive Long Term Incentive Plan ("1994 Plan"). The 1994 Plan is an incentive plan of Showboat which provides for awards of restricted stock options to key executives of Showboat's operating subsidiaries, including SMCP executive officers. The restricted shares granted under the 1994 Plan vests over a five-year period, with the last of the restricted shares of common stock vesting in March 1999; provided, however, that vesting on all such restricted shares will accelerate to the date of any change in control of Showboat.
<F2> Amounts represented in  this  column  equal  the  number  of shares of common stock of Showboat underlying the stock options and stock appreciation rights granted to the named individuals under the 1994 Plan and the 1996 Stock Appreciation Rights Plan, respectively.
<F3> Of this  amount,  $21,512  represents a gross-up  for  state income taxes incurred, $18,750 represents a housing allowance and $19,032 represents spousal travel expenses.
<F4> This amount represents the vesting of 1,500 shares under the
     1994 Plan.
<F5> This amount  represents  $8,712  in   excess  coverage  life
     insurance, $3,161 in medical reimbursement costs and $4,097 in SMCP's contribution to Mr. Wallace's 401(k) account.
<F6> This amount  represents the vesting of 600 shares under  the
     1994 Plan.
<F7> Of this  amount,  $68,158  represents a  severance  payment,
     $35,991 represents relocation expenses, $3,241 represents excess coverage life insurance, $6,778 represents medical reimbursement costs and $3,682 represents SMCP's contribution to Mr. Hinkle's 401(k) account.
<F8> This amount  represents  $4,054  in   excess  coverage  life
     insurance, $1,569 in medical reimbursement costs, and $3,591 for SMCP's contribution to Mr. Gullo's 401(k) account.
<F9> This amount  represents $1,145 in excess coverage  life  and
     $4,119 in  SMCP's  contribution  to  Mr.  O'Brien's   401(k)
     account.
<F10>Of  this  amount,  $902  represents  excess   coverage  life
     insurance and $3,594 represents SMCP's contribution to Mr. Burzichelli's 401(k) account.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

       The following table sets forth: (1) the beneficial ownership of the interests in SMCP and SMFC as of December 31, 1997 by each person known by SMCP and SMFC to beneficially own 5% or more of the outstanding SMCP and SMFC interests; (2) each officer  and  director  of Waterfront;  and  (3)  each  executive officer  and  director  of Showboat Indiana,  Inc.,  the  general
partner   of  Showboat  Indiana  Investment  Limited  Partnership
("SIILP").


                                                     % BENEFICIAL   % BENEFICIAL    % BENEFICIAL
      NAME AND ADDRESS OF               % OWNERSHIP    OWNERSHIP       OWNERSHIP      OWNERSHIP
       BENEFICIAL OWNER                  WATERFRONT     SHOWBOAT         SMCP            SMFC
       ----------------                  ----------     --------         ----            ----
SMCP                                         -             -               -           100.0%
One Showboat Place
East Chicago, Indiana 46312

Showboat Marina Partnership<F1>              -             -             99.0%          99.0%
One Showboat Place
East Chicago, Indiana 46312

Showboat Marina Investment Partnership<F1>   -             -              1.0%           1.0%
One Showboat Place
East Chicago, Indiana 46312

SIILP<F2>                                    -             -             55.0%          55.0%
2800 Fremont Street
Las Vegas, Nevada 89104

Waterfront<F3>                               -             -             45.0%          45.0%
8101 Polo Club Drive, Suite D
Merrillville, Indiana 46410

J. Keith Wallace<F4>                         -             *               -              -
One Showboat Place
East Chicago, Indiana 46312

John D. Gaughan<F5>                          -            1.1              *              *
2800 Fremont Street
Las Vegas, Nevada 89104

J.K. Houssels<F5>                            -            7.0             3.9            3.9
2800 Fremont Street
Las Vegas, Nevada 89104

Frank A. Modica<F5>                          -             *               -              -
2800 Fremont Street
Las Vegas, Nevada 89104

H. Gregory Nasky<F6>                         -             *               -              -
2800 Fremont Street
Las Vegas, Nevada 89104

J. Kell Houssels, III<F7>                    -             *               -              -
2800 Fremont Street
Las Vegas, Nevada 89104

Joseph G. O'Brien, III<F8>                   -             *               -              -
One Showboat Place
East Chicago, Indiana 46312

Michael A. Pannos<F9>                      37.3%           -             16.8%          16.8%
8101 Polo Club Drive, Suite D
Merrillville, Indiana 46410

Thomas S. Cappas<F10>                      28.4%           -             12.8%          12.8%
1802 E. Columbus Drive
East Chicago, Indiana 46312



*Beneficial ownership does not exceed 1% of the outstanding equity interests.


<F1> Showboat Marina Partnership and Showboat  Marina  Investment
     Partnership are owned 55% by SIILP and 45% by Waterfront.
<F2> SIILP is wholly owned by subsidiaries of Showboat.  Showboat
     Indiana, Inc., a Nevada subsidiary of Showboat, is the sole general partner of SIILP.
<F3> Waterfront,  an   Indiana   corporation,  is  owned  by   13
     individual investors. Investment and voting control of Waterfront are vested in its stockholders and its board of directors.
<F4> Mr. Wallace is the President and Chief Executive Officer  of
     SMCP, Showboat Indiana, Inc. and a Director of SMFC.
<F5> A Director of Showboat Indiana, Inc.
<F6> Mr. Nasky  is  the  Secretary  and  a  Director  of Showboat
     Indiana, Inc.
<F7> Mr. Houssels, III  is the Chairman of the Board of Directors
     of Showboat Indiana, Inc. and SMFC.
<F8> Mr. O'Brien is the Vice President-Finance,  Chief  Executive
     Officer and Treasurer of Showboat Indiana, Inc. and the Vice President-Finance and Chief Financial Officer of SMFC.
<F9> Michael A. Pannos  is  a  Director  and  the  President   of
     Waterfront and is Secretary and Director of SMFC. Mr. Pannos' beneficial ownership in Waterfront and the Company includes common stock of Waterfront owned by his wife.
<F10>Thomas S.  Cappas is a Director, Secretary and Treasurer  of
     Waterfront and is a Director of SMFC. Mr. Cappas' beneficial ownership includes common stock of Waterfront owned by his wife.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of March 1, 1996 SMCP entered into the Management Agreement with SMP for a term through December 31, 2023. SMP holds a 99% ownership interest in SMCP. In consideration for the services provided under the Management Agreement, SMCP has agreed to pay SMP a management fee equal to (i) 2% of Net Revenues (as defined in the Management Agreement) and (ii) 5% of EBITDA (as defined in the Management Agreement), subject to the limitations set forth in the "Restricted Payments" covenant of the Indenture. To date, no management fees have been paid to SMP since SMCP has not yet met the requirements set forth in the First Mortgage Note Indenture. Michael A. Pannos, a Director and Secretary of SMFC, beneficially owns 16.8% of SMCP and Thomas S. Cappas, a Director of SMFC, beneficially owns 12.8% of SMCP.

      SMCP's Partnership Agreement (the "Partnership Agreement") provides that each Partner and its Indemnified Persons (as defined therein) will not be liable, responsible or accountable in damages or otherwise to SMCP, or to any of the Partners (as defined therein), for any act or omission performed or omitted by them in good faith on behalf of SMCP and in a manner reasonably believed by them to be within the scope of their authority and in the best interests of SMCP unless the acts or omissions constitute either fraud, bad faith, gross negligence, or willful misconduct as determined by final decision of a court of competent jurisdiction or which occurred prior to the formation of SMCP.

      In  addition, to the extent that, at law or  in  equity,  a
Partner or its Indemnified Persons have duties (including fiduciary duties) and liabilities relating thereto to the Partner or to the Partners, and their Indemnified Persons acting under SMCP Agreement or otherwise will not be liable to SMCP or to any Partner for its good faith reliance on the provisions of SMCP Agreement.

     Michael A. Pannos and Thomas S. Cappas, who are both members of the Executive Committee of SMCP and Directors and Executive Officers of Waterfront, entered into employment agreements commencing as of October 1, 1997 and terminating on September 30, 1998. Each receives a monthly salary of $15,000 in connection with providing services related to civic and public affairs duties, governmental relations duties and special projects.

      At all times during 1997, H. Gregory Nasky was a Director and Secretary of Showboat Indiana, Inc. Additionally, Mr. Nasky was of counsel to the law firm of Kummer Kaempfer Bonner & Renshaw, outside legal counsel to the Company. At all times during 1997, John N. Brewer, a partner of the law firm of Kummer Kaempfer Bonner & Renshaw, was an Assistant Secretary of Showboat Indiana, Inc. and an Assistant Secretary of SMFC since March 1996. During 1997, the law firm of Kummer Kaempfer Bonner & Renshaw was paid $123,781 by Showboat Marina Casino Partnership.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          The  following  consolidated  financial  statements  of
          SMCP   and  its  Predecessor  (where  applicable)   are
          included  in Part II, Item 8: Financial Statements  and
          Supplementary Data, of this report:

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 1997 and
          1996.

          Consolidated Statements of Operations for the year ended December 31, 1997 and for the Period from March 29, 1996 (commencement of development) through
          December 31, 1996.

          Consolidated  Statements   of  Partners ' Capital   for
          the year ended December 31, 1997 and for the Period from March 29, 1996 (commencement of development) through December 31, 1996.

          Consolidated Statements of Cash Flows for the year ended December 31, 1997 and for the Period from March 29, 1996 (commencement of development) through December 31, 1996 - Partnership, and the Period from January 1, 1996 through March 28, 1996 and year ended December 31, 1995 - Predecessor.

          Notes to Consolidated Financial Statements.

     2.   FINANCIAL STATEMENT SCHEDULES

          All  schedules  are  omitted  because  they   are   not
          required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

     3.   EXHIBITS

NUMBER   EXHIBIT DESCRIPTION

3.01 Articles of Incorporation of Showboat Marina Finance Corporation, filed March 7, 1996, are incorporated herein by reference from the Company's (SEC File No. 33-
         4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 3.01.

3.02 Bylaws of Showboat Marina Finance Corporation certified March 21, 1996, are incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II,
         Item 21, Exhibit 3.02.

3.03 Partnership Agreement by and between Showboat Marina Partnership and Showboat Marina Investment Partnership dated as of March 1, 1996, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996,
         Part II, Item 21, Exhibit 3.03.

4.01 Indenture dated as of March 28, 1996, among Showboat Marina Casino Partnership, Showboat Marina Finance Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Nomura Securities International, Inc., Bear, Stearns & Co. Inc. and American Bank National Association, as trustee, relating to the 13 1/2 Series A and Series B First Mortgage Notes due 2003, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 4.01.

4.02     Specimen  of  13 1/2%  Series  B First Mortgage Notes due
         2003 is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4, Amendment No. 1, filed on June 24, 1996,
         Part  II, Item 21, Exhibit 4.03.

10.01 Management Agreement dated March 28, 1996, by and between Showboat Marina Casino Partnership and Showboat Marina Partnership is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II,
         Item 21, Exhibit 10.01.

10.02 Standby Equity Commitment dated March 28, 1996, by and among Showboat Marina Casino Partnership, Showboat Marina Finance Corporation and Showboat, Inc., is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 10.04.

10.03 Manager's Consent and Subordination of Management Agreement dated March 28, 1996, by and between Showboat Marina Casino Partnership and Showboat Marina Partnership, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4, Amendment No. 1, filed on June 24, 1996, Part II, Item 21, Exhibit 10.05.

10.04    Leasehold  Mortgage,  Assignment of  Rents  and  Security
         Agreement dated March 28, 1996 and made by Showboat Marina Casino Partnership to American Bank National Association, as trustee, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996,
         Part II, Item 21, Exhibit 10.06.

10.05 Security Agreement dated March 28, 1996, among Showboat Marina Casino Partnership, Showboat Marina Finance Corporation and American Bank National Association, as trustee, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21,
         Exhibit 10.08.

10.06 Environmental Indemnity Agreement dated March 28, 1996, by and between Showboat, Inc. and American Bank National Association is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21,
         Exhibit 10.09.

10.07 Assignment of Contracts and Documents dated March 28, 1996, by and between Showboat Marina Casino Partnership and American Bank National Association, as trustee, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 10.10.

10.08 Economic Betterment Commitment Letter Agreement between the City of East Chicago, Indiana and Showboat Marina Casino Partnership, dated April 8, 1994, is incorporated herein by reference from the Company's (SEC File No. 33-
         4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 10.12.

10.09 Economic Betterment Commitment Letter Agreement between the City of East Chicago, Indiana and Showboat Marina Casino Partnership, dated April 18, 1995, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 10.13.

10.10 Noncompetition Agreement by and between the Indiana Gaming Commission, Showboat, Inc., Waterfront Entertainment and Development, Inc., and Showboat Marina Partnership, dated December 15, 1995, is incorporated herein by reference from the Company's (SEC File No. 33-
         4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 10.14.

10.11 Redevelopment Project Lease by and between Showboat Marina Partnership and the City of East Chicago Department of Redevelopment, dated October 19, 1995, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 10.15.

10.12 Asset Transfer Agreement by and between Showboat Marina Partnership and Showboat Marina Casino Partnership, dated as of March 27, 1996, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996,
         Part II, Item 21, Exhibit 10.16.

10.13 Ground Lease, dated as of October 22, 1996, by and between Showboat Marina Casino Partnership and 3600 Michigan Company Ltd. is incorporated herein by reference to the Company's (SEC File No. 33-4402) Form 10-K for the year ended December 31, 1996, Part IV, Item 14(c)(3), Exhibit 10.20.

10.14 Master Lease Agreement dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Lease Schedule No. 1 to Master Lease Agreement dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Lease Schedule No. 2 to Master Lease Agreement dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Lease Schedule No. 3 to Master Lease Agreement dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Lease Schedule No. 4 to Master Lease Agreement dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Purchase/Renewal Option to Lease Schedule No. 1 dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Purchase/Renewal Option to Lease Schedule No. 2 dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Purchase/Renewal Option to Lease Schedule No. 3 dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Purchase/Renewal Option to Lease Schedule No. 4 dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; First Preferred Ship Mortgage dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Intercreditor Agreement dated February 21, 1997, by and among PDS Financial Corporation, Showboat Marina Casino Partnership and Firstar Bank of Minnesota, N.A., a national banking association are incorporated herein by reference to the Company's (SEC File No. 33-4402) Form 10-Q for the three month period ended March 31, 1997,
         Part II, Item 6(a), Exhibit 10.01.

10.15 Loan and Security Agreement dated June 30,1997, by and between Showboat Marina Casino Partnership and Finova Capital Corporation; Intercreditor and Subordination
         Agreement dated June 30, 1997, by and among Finova capital Corporation, Firstar Bank of Minnesota, N.A. and Showboat Marina Casino Partnership; DLJ Intercreditor and Subordination Agreement dated June 30, 1997, by and among Finova Capital Corporation, Donaldson Lufkin & Jenrette Securities Corporation, DLJ Capital Funding, Inc. and Showboat Marina Casino Partnership; Secured Promissory Note dated June 30, 1997, by and between
         Showboat Marina Casino Partnership and Finova Capital Corporation; and Vessel Chattel Mortgage dated June 30, 1997, by and between Showboat Marina Casino Partnership and Finova Capital Corporation are incorporated herein by reference to the Company's (SEC File No. 33-4402) Form 10-Q for the six month period ended June 30, 1997,
         Part II, Item 6(a), Exhibit 10.01.

10.16 Interest Bearing Grid Note dated September 1, 1997, in principal amount of $3,000,000, by and between Showboat Marina Casino Partnership and Fleet Bank, National Association, is incorporated herein by reference to the Company's (SEC File No. 33-4402) Form 10-Q for the nine month period ended September 30, 1997, Part II, Item 6(a), Exhibit 10.01.

10.17 Marine Management Services Agreement dated October 28, 1996, by and between Showboat Marina Casino Partnership and Riverboat Services, Inc.; First Amendment to Marine Management Services Agreement dated November 3, 1997, by and between Showboat Marina, Inc. [sic] and Riverboat Services, Inc.

21.01    List   of   the   Showboat  Marina  Casino  Partnership's
         Subsidiaries.

27.01    Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this Form 10-K.



                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Date: March 30, 1998.

                                                SHOWBOAT MARINA CASINO
                                                PARTNERSHIP, an Indiana general partnership

By:  SHOWBOAT MARINA                            By:   SHOWBOAT MARINA
     INVESTMENT PARTNERSHIP, an                       PARTNERSHIP, an Indiana general
     Indiana general partnership, a general           partnership, a general partner
     partner

By:  SHOWBOAT INDIANA                           By:   SHOWBOAT INDIANA
     INVESTMENT LIMITED                               INVESTMENT LIMITED
     PARTNERSHIP, a Nevada limited                    PARTNERSHIP, a Nevada limited
     partnership, a general partner                   partnership, a general partner

By:  SHOWBOAT INDIANA, INC., a                  By:   SHOWBOAT INDIANA, INC., a
     Nevada corporation, its general partner          Nevada corporation, its general partner

     /s/ Carlton L. Geer                              /s/ Carlton L. Geer
     Carlton L. Geer                                  Carlton L. Geer
     President and Chief Executive Officer            President and Chief Executive Officer

By:  WATERFRONT ENTERTAINMENT                   By:   WATERFRONT ENTERTAINMENT
     AND DEVELOPMENT, INC., an                        AND DEVELOPMENT, INC., an
     Indiana corporation, a general partner           Indiana corporation, a general partner

     /s/ Michael A. Pannos                            /s/ Michael A. Pannos
     Michael A. Pannos                                Michael A. Pannos
     President                                        President

                                                SHOWBOAT MARINA FINANCE
                                                CORPORATION, a Nevada corporation

                                                    /s/ Michael A. Pannos
                                                By: Michael A. Pannos
                                                    Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           SIGNATURES                            TITLE                        DATE
           ----------                            -----                        ----
SHOWBOAT MARINA                        General Partner of Showboat       March 30, 1998
PARTNERSHIP, an Indiana general         Marina Casino Partnership
partnership

By:   SHOWBOAT INDIANA
      INVESTMENT LIMITED
      PARTNERSHIP, a Nevada
      limited partnership, a general
      partner of Showboat Marina
      Partnership

By:   SHOWBOAT INDIANA, INC.,
      a Nevada corporation, its general
      partner

      /s/ Carlton L. Geer
      Carlton L. Geer
      President and
      Chief Executive Officer

By:   WATERFRONT
      ENTERTAINMENT AND
      DEVELOPMENT, INC., an
      Indiana corporation, a general
      partner of Showboat Marina
      Partnership

      /s/ Michael A. Pannos
      Michael A. Pannos
      President




          SIGNATURES                               TITLE                          DATE
          ----------                               -----                          ----
SHOWBOAT MARINA                              General Partner of              March 30, 1998
INVESTMENT PARTNERSHIP                Showboat Marina Casino Partnership

By:  SHOWBOAT INDIANA
     INVESTMENT LIMITED
     PARTNERSHIP, a Nevada
     limited partnership, a general
     partner of Showboat Marina
     Investment Partnership

By:  SHOWBOAT INDIANA, INC.,
     a Nevada corporation, its general
     partner

     /s/ Carlton L. Geer
     Carlton L. Geer
     President and
     Chief Executive Officer

By:  WATERFRONT
     ENTERTAINMENT AND
     DEVELOPMENT, INC., an
     Indiana corporation, a general
     partner of Showboat Marina
     Investment Partnership

     /s/ Michael A. Pannos
     Michael A. Pannos
     President




    SIGNATURES                        TITLE                         DATE
    ----------                        -----                         ----
/s/ Carlton L. Geer     President and Chief Executive          March 30, 1998
Carlton L. Geer         Officer of Showboat Indiana, Inc.
                        (Principal Executive Officer of
                        Showboat Indiana, Inc.)

                        Vice President Finance and Chief       March 30, 1998
                        Financial Officer of Showboat
                        Indiana, Inc.  (Principal Financial
/s/ Leann Schneider     and Accounting Officer
Leann Schneider         of Showboat Indiana, Inc.)

/s/ J.K. Houssels       Director of Showboat Indiana, Inc.     March 30, 1998
J.K. Houssels

/s/ John D. Gaughan     Director of Showboat Indiana, Inc.     March 30, 1998
John D. Gaughan

/s/ Frank A. Modica     Director of Showboat Indiana, Inc.     March 30, 1998
Frank A. Modica

/s/ H. Gregory Nasky    Director of Showboat Indiana, Inc.     March 30, 1998
H. Gregory Nasky

/s/ J.K. Houssels, III  Director of Showboat Indiana, Inc.     March 30,1998
J.K. Houssels, III

                        Director and President of              March 30, 1998
/s/ Michael A. Pannos   Waterfront Entertainment and
Michael A. Pannos       Development, Inc. (Principal
                        Executive Officer of Waterfront
                        Entertainment and Development, Inc.




       SIGNATURES                         TITLE                      DATE
       ----------                         -----                      ----
/s/ Thomas S. Cappas         Director and Treasurer (Principal   March 30, 1998
Thomas S. Cappas             Financial and Accounting
                             Officer) of Waterfront
                             Entertainment and
                             Development, Inc.

/s/ Leann Schneider          Vice President Finance and          March 30, 1998
Leann Schneider              Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer) of SMFC

/s/ J. Kell Houssels, III    Director, President and Chief       March 30, 1998
J. Kell Houssels, III        Executive Officer of SMFC

/s/ Mark J. Miller           Director of SMFC                    March 30, 1998
Mark J. Miller

/s/ Michael A. Pannos        Director of SMFC                    March 30, 1998
Michael A. Pannos

/s/ Thomas S. Cappas         Director of SMFC                    March 30, 1998
Thomas S. Cappas

/s/ Carlton L. Geer          Director of SMFC                    March 30, 1998
Carlton L. Geer


                          EXHIBIT INDEX

NUMBER   EXHIBIT DESCRIPTION                                   PAGE

3.01 Articles of Incorporation of Showboat Marina Finance Corporation, filed March 7, 1996, are incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 3.01.

3.02 Bylaws of Showboat Marina Finance Corporation certified March 21, 1996, are incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 3.02.

3.03 Partnership Agreement by and between Showboat Marina Partnership and Showboat Marina Investment
         Partnership dated as of March 1, 1996, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21,
         Exhibit 3.03.

4.01 Indenture dated as of March 28, 1996, among Showboat Marina Casino Partnership, Showboat Marina Finance Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Nomura Securities International, Inc., Bear, Stearns & Co. Inc. and American Bank National Association, as trustee, relating to the 13 1/2 Series A and Series B First Mortgage Notes due 2003, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II,
         Item  21, Exhibit 4.01.

4.02 Specimen of 13 1/2% Series B First Mortgage Notes due 2003 is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4, Amendment No. 1, filed on June 24, 1996, Part II, Item 21, Exhibit 4.03.

10.01 Management Agreement dated March 28, 1996, by and between Showboat Marina Casino Partnership and Showboat Marina Partnership is incorporated herein by reference from the Company's (SEC File No. 33-
         4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 10.01.

10.02 Standby Equity Commitment dated March 28, 1996, by and among Showboat Marina Casino Partnership, Showboat Marina Finance Corporation and Showboat, Inc., is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II,
         Item 21, Exhibit 10.04.

10.03 Manager's Consent and Subordination of Management Agreement dated March 28, 1996, by and between Showboat Marina Casino Partnership and Showboat Marina Partnership, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4, Amendment No. 1, filed on June 24, 1996, Part II, Item 21, Exhibit 10.05.

10.04 Leasehold Mortgage, Assignment of Rents and Security Agreement dated March 28, 1996 and made by Showboat Marina Casino Partnership to American Bank National Association, as trustee, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 10.06.

10.05 Security Agreement dated March 28, 1996, among Showboat Marina Casino Partnership, Showboat Marina Finance Corporation and American Bank National Association, as trustee, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 10.08.

10.06 Environmental Indemnity Agreement dated March 28, 1996, by and between Showboat, Inc. and American Bank National Association is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 10.09.

10.07    Assignment  of  Contracts and Documents  dated  March
         28, 1996, by and between Showboat Marina Casino Partnership and American Bank National Association, as trustee, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II,
         Item 21, Exhibit 10.10.

10.08 Economic Betterment Commitment Letter Agreement between the City of East Chicago, Indiana and Showboat Marina Casino Partnership, dated April 8, 1994, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II,
         Item 21, Exhibit 10.12.

10.09 Economic Betterment Commitment Letter Agreement between the City of East Chicago, Indiana and Showboat Marina Casino Partnership, dated April 18, 1995, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II,
         Item 21, Exhibit 10.13.

10.10 Noncompetition Agreement by and between the Indiana Gaming Commission, Showboat, Inc., Waterfront Entertainment and Development, Inc., and Showboat Marina Partnership, dated December 15, 1995, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21,
         Exhibit 10.14.

10.11 Redevelopment Project Lease by and between Showboat Marina Partnership and the City of East Chicago Department of Redevelopment, dated October 19, 1995, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II,
         Item 21, Exhibit 10.15.

10.12 Asset Transfer Agreement by and between Showboat Marina Partnership and Showboat Marina Casino Partnership, dated as of March 27, 1996, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21,
         Exhibit 10.16.

10.13 Ground Lease, dated as of October 22, 1996, by and between Showboat Marina Casino Partnership and 3600 Michigan Company Ltd. is incorporated herein by reference to the Company's (SEC File No. 33-4402) Form 10-K for the year ended December 31, 1996, Part IV, Item 14(c)(3), Exhibit 10.20.

10.14 Master Lease Agreement dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Lease Schedule No. 1 to
         Master Lease Agreement dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Lease Schedule No. 2 to
         Master Lease Agreement dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Lease Schedule No. 3 to
         Master Lease Agreement dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Lease Schedule No. 4 to
         Master Lease Agreement dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Purchase/Renewal Option to Lease Schedule No. 1 dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Purchase/Renewal Option to Lease Schedule No. 2 dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Purchase/Renewal Option to Lease Schedule No. 3 dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Purchase/Renewal Option to Lease Schedule No. 4 dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; First Preferred Ship Mortgage dated February 21, 1997, by and between PDS Financial Corporation and Showboat Marina Casino Partnership; Intercreditor Agreement dated February 21, 1997, by and among PDS Financial Corporation, Showboat Marina Casino Partnership and Firstar Bank of Minnesota, N.A., a national banking association are incorporated herein by reference to the
         Company's (SEC File No. 33-4402) Form 10-Q for the three month period ended March 31, 1997, Part II,
         Item 6(a), Exhibit 10.01.

10.15 Loan and Security Agreement dated June 30,1997, by and between Showboat Marina Casino Partnership and Finova Capital Corporation; Intercreditor and Subordination Agreement dated June 30, 1997, by and among Finova capital Corporation, Firstar Bank of Minnesota, N.A. and Showboat Marina Casino Partnership; DLJ Intercreditor and Subordination Agreement dated June 30, 1997, by and among Finova Capital Corporation, Donaldson Lufkin & Jenrette Securities Corporation, DLJ Capital Funding, Inc. and Showboat Marina Casino Partnership; Secured Promissory Note dated June 30, 1997, by and between Showboat Marina Casino Partnership and Finova Capital Corporation; and Vessel Chattel Mortgage dated June 30, 1997, by and between Showboat Marina Casino Partnership and Finova Capital Corporation
         are   incorporated   herein  by  reference   to   the
         Company's (SEC File No. 33-4402) Form 10-Q for the six month period ended June 30, 1997, Part II, Item 6(a), Exhibit 10.01.

10.16 Interest Bearing Grid Note dated September 1, 1997, in principal amount of $3,000,000, by and between Showboat Marina Casino Partnership and Fleet Bank, National Association, is incorporated herein by reference to the Company's (SEC File No. 33-4402) Form 10-Q for the nine month period ended September 30, 1997, Part II, Item 6(a), Exhibit 10.01.

10.17    Marine  Management Services Agreement  dated  October   59
         28,  1996,  by  and  between Showboat  Marina  Casino
         Partnership  and  Riverboat  Services,  Inc.;   First
         Amendment to Marine Management Services Agreement dated November 3, 1997, by and between Showboat Marina, Inc. [sic] and Riverboat Services, Inc.

21.01    List  of  the  Showboat  Marina Casino  Partnership's  82
         Subsidiaries.

27.01    Financial Data Schedule                                84