Form 10-Q
period 1998-03-31
SHOWBOAT MARINA CASINO PARTNERSHIP; SHOWBOAT MARINA FINANCE CORP; SHOWBOAT MARINA PARTNERSHIP; SHOWBOAT MARINA INVESTMENT PARTNERSHIP
filed 1998-05-14
CIK 1013788, 1013791, 1017261, 1017262

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)

(XX) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:        March 31, 1998
                                    ----------------------------

                               OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:             to
                                    -------------  -------------

Commission file number:                 001-12419
                       -----------------------------------------

               SHOWBOAT MARINA CASINO PARTNERSHIP
               SHOWBOAT MARINA FINANCE CORPORATION
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           INDIANA                              35-1978576
            NEVADA                              88-0356197
-------------------------------            ---------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

ONE SHOWBOAT PLACE, EAST CHICAGO, INDIANA             46312
----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                         (219) 378-3000
----------------------------------------------------------------
      (Registrant's telephone number, including area code)

                         NOT APPLICABLE
----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              YES   X   NO
                                                 ------   ------

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

  Showboat Marina Casino Partnership         Not applicable

                                         1,000 shares of common
                                         stock, $1.00 par value
  Showboat Marina Finance Corporation      as of May 10, 1998

            SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)

                              INDEX

PART I       FINANCIAL INFORMATION                                   PAGE NO.


     ITEM 1. Financial Statements

             Condensed Consolidated Balance Sheets -
               March 31, 1998 and December 31, 1997                   3-4

             Condensed Consolidated Statements of Operations -
               For the three months ended March 31, 1998 and 1997     5

             Condensed Consolidated Statements of Cash Flows -
               For the Three months ended March 31, 1998 and 1997     6

             Notes to the Condensed Consolidated Financial
             Statements                                               7-8

     ITEM 2. Management's Discussion and Analysis                     9-11
               of Financial Condition and Results of Operations


PART II      OTHER INFORMATION


               ITEMS 1 - 6                                            12

               SIGNATURES                                             13

PART I.   FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


        SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1998 AND DECEMBER 31, 1997
                         (IN THOUSANDS)


                                                       March 31,     December 31,
                      Assets                              1998           1997
------------------------------------------------    --------------  --------------
                                                      (unaudited)
Current assets:
 Cash and cash equivalents                          $       8,316   $       7,246
 Accounts receivable, net                                     859             931
 Inventories                                                  347             337
 Prepaid expenses                                             992             805
                                                    --------------  --------------
    Total current assets                                   10,514           9,319
                                                    --------------  --------------

Property and equipment:
 Buildings                                                 56,319          56,304
 Vessel                                                    82,528          82,528
 Furniture, fixtures and equipment                         27,124          26,533
 Land improvements                                          2,123           2,123
                                                    --------------  --------------
                                                          168,094         167,488
Less accumulated depreciation and amortization            (10,830)         (7,833)
                                                    --------------  --------------
 Net property and equipment                               157,264         159,655
                                                    --------------  --------------

Other assets:

 Licensing costs, net of accumulated amortization
  of $461 and $340 at March 31, 1998 and December
  31, 1997, respectively                                    1,940           2,061

 Economic development costs, net of accumulated
  amortization of $585 and $432 at March 31, 1998
  and December 31, 1997, respectively                       8,509           8,662

 Debt issuance costs, net of accumulated
  amortization of $1,054 and $778 at March 31,
  1998 and December 31, 1997, respectively                  5,388           5,664

Other assets, net of accumulated amortization of
 $264 and $197 at March 31, 1998 and December 31,
 1997, respectively                                         2,513           2,580
                                                    --------------  --------------
                                                           18,350          18,967
                                                    --------------  --------------
                                                    $     186,128   $     187,941
                                                    ==============  ==============

See accompanying notes to condensed consolidated financial statements.

                                                  (continued)

    SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP) AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1998 AND DECEMBER 31, 1997
                         (IN THOUSANDS)
                           (CONTINUED)


                                                    March 31,      December 31,
   LIABILITIES AND PARTNERS' CAPITAL                  1998             1997
-------------------------------------------      --------------    ------------
                                                  (unaudited)
Current liabilities:
   Current maturities of long-term debt          $       5,678     $     5,555
   Note payable                                          3,000               -
   Accounts payable                                      2,902           2,766
   Payable to affiliates                                 2,894           2,712
   Accrued expenses                                      7,383           5,331
   Accrued interest                                        788           5,512
                                                 --------------    ------------
      Total current liabilities                         22,645          21,876

Long-term debt, excluding current maturities           150,514         151,968
                                                 --------------    ------------
Total liabilities                                      173,159         173,844

Partners' capital                                       12,969          14,097
                                                 --------------    ------------
                                                 $     186,128     $   187,941
                                                 ==============    ============

See accompanying notes to condensed consolidated financial statements.


        SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                           (UNAUDITED)


                                                       March 31,        March 31,
                                                         1998             1997
                                                    --------------   -------------
                                                           (In thousands)
Revenues:
   Casino                                           $      44,190    $         -
   Food and beverage                                        2,917              -
   Other                                                      191              -
                                                    --------------   ------------
                                                           47,298              -
Less complimentaries                                          764              -
                                                    --------------   ------------
   Net revenues                                            46,534              -
                                                    --------------   ------------
Operating costs and expenses:

   Casino                                                  21,467              -
   Food and beverage                                        2,688              -
   General and administrative                               8,823              -
   Selling, advertising and promotion                       6,908              -
   Depreciation and amortization                            3,338              -
                                                    --------------   ------------
                                                           43,224              -
                                                    --------------   ------------
Income from operations                                      3,310              -

Other (income) expense:
   Interest income                                            (36)          (713)
   Interest expense, net of amounts capitalized             5,475          1,045
                                                    --------------   ------------
                                                            5,439            332
                                                    --------------   ------------
Net loss                                            $     (2,129)    $      (332)
                                                    ==============   ============

See accompanying notes to condensed consolidated financial statements.


        SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                           (UNAUDITED)


                                                        March 31,          March 31,
                                                          1998               1997
                                                      -------------     -------------
                                                              (In thousands)
Net cash (used in) operating activities               $       (992)     $    (14,543)
                                                      -------------     -------------
Cash flows from investing activities:
  Economic development costs                                     -           (327)
  Purchase of property and equipment                          (607)           (9,959)
  Payments for construction in progress                          -           (18,571)
  (Purchase) maturity of short-term investments                  -            43,421
                                                      -------------     -------------
     Net cash provided by (used in) investing
       activities                                             (607)           14,564
                                                      -------------     -------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                    3,000                 -
  Repayments of long-term debt                              (1,331)                -
  Capital contributions                                      1,000                 -
                                                      -------------     -------------
  Net cash provided by financing activities                  2,669                 -
                                                      -------------     -------------
Net increase in cash and equivalents                         1,070                21
Cash and cash equivalents at beginning of period             7,246               599
                                                      -------------     -------------
Cash and cash equivalents at end of period            $      8,316      $        620
                                                      =============     =============

Supplemental disclosures of cash flow information and non-cash investing and financing activities:

  Cash paid during the period for:
     Interest, net of amounts capitalized                    9,923             5,770


See accompanying notes to condensed consolidated financial statements.

           SHOWBOAT MARINA CASINO PARTNERSHIIP (SMCP)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

               The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Showboat Marina Casino Partnership (SMCP) and its wholly owned subsidiary, Showboat Marina Finance Corporation (SMFC) as of March 31, 1998 and December 31, 1997 and for the three month periods ended March 31, 1998 and 1997.

               SMCP is a general partnership and was formed as of March 1, 1996. SMCP received a riverboat license from the Indiana Gaming Commission and commenced operations on April 18, 1997. SMFC was incorporated on March 7, 1996, to assist SMCP in financing the East Chicago Showboat.

               SMCP  is  effectively owned 55% by Showboat,  Inc.
     (Showboat)   and   45%  by  Waterfront   Entertainment   and
     Development, Inc. (Waterfront) through various partnership interests.

               Certain   information  and  footnote   disclosures
     normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in SMCP's December 31, 1997 annual report on Form 10-K.

               The accompanying unaudited condensed consolidated financial statements contain all adjustments, which in the opinion of management are necessary for a fair statement of the results of the interim period. The results of operations for the interim periods are not indicative of results of operations for an entire year. Certain prior period balances have been reclassified to conform to the current period's presentation.

2.   LONG-TERM DEBT

               In October 1997, SMCP entered into an unsecured line of credit agreement with Fleet Bank N.A. in the amount of $3.0 million. The line of credit is secured by Showboat with funds on deposit with Fleet Bank N.A. The term of the line is for a period of one year, renewable annually at an interest rate of LIBOR plus 75 basis points. The line is available for general partnership purposes. On March 13, 1998, SMCP borrowed all available funds under this facility.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     GENERAL

          Showboat Marina Casino Partnership (SMCP or the Partnership) owns and operates a riverboat casino, the Showboat Mardi Gras Casino, located in East Chicago, Indiana (the East Chicago Showboat). The East Chicago Showboat began operations on April 18, 1997.

          SMCP is a general partnership, which was formed as of March 1, 1996. Showboat Marina Finance Corporation (SMFC) is a wholly owned subsidiary of SMCP and was formed on March 7, 1996 to assist the Partnership in financing the East Chicago Showboat. The Partnership is owned 99% by Showboat Marina Partnership and 1% by Showboat Marina Investment Partnership. The Partnership is effectively owned 55% by Showboat, Inc. (Showboat) and 45% by
Waterfront Entertainment and Development, Inc. (Waterfront) through the partnership interests.

          Information contained in this quarterly report is supplemental to disclosures in the Partnership's year end financial reports. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the management's discussion and analysis of financial condition and results of operations included in the Partnership's December 31, 1997 Annual Report on Form 10-K.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

          Prior to the commencement of operations on April 18, 1997, the activities of the Partnership were limited to applying for the gaming license, securing the land for, arranging for the financing of and completing the design and construction of the East Chicago Showboat. All costs, except for some interest expense, were capitalized. As a result, the Partnership had no operating history for the three months ended March 31, 1997.

THREE MONTHS ENDED MARCH 31, 1998

REVENUES

          For   the  three  months  ended  March  31,  1998,  the
Partnership had gross revenues of $47.3 million. This was offset by $.8 million of complimentaries, resulting in net revenues of $46.5 million for the three months ended March 31, 1998.

          Casino revenues for the three months ended March 31, 1998 were $44.2 million, and consisted of $11.1 million in table games revenue and $33.1 million in slot revenue. Slot revenue represented 74.9% of the total casino win and table game revenue made up the remaining 25.1% of the total casino win for the East Chicago Showboat.

INCOME FROM OPERATIONS

          The Partnership's income from operations for the three months ended March 31, 1998 was $3.3 million. Operating expenses for the three months ended March 31, 1998 were $43.2 million. Casino division expenses included $12.7 million of gross revenue and admission taxes, as well as $1.7 million of community benefit levies.

          SMCP is currently reviewing its operations in an effort to improve margin performance. SMCP implemented a series of cost controls and continues to evaluate opportunities to reduce costs. SMCP continues to develop cost-effective marketing programs to increase awareness in the Chicago gaming market in an effort to enhance revenue. When compared to the same quarter in the prior year, the Chicago gaming market has had capacity growth of 46.2%, while revenue has grown at 25.2% , resulting in a slower than anticipated absorption of additional gaming capacity.

NET LOSS

          For   the  three  months  ended  March  31,  1998,  the
Partnership  experienced a net loss of $2.1 million.   This  loss
was primarily attributable to the level of income from operations offset by interest expense of $5.4 million.

MATERIAL CHANGES IN FINANCIAL CONDITION

          As of March 31, 1998 SMCP held cash and cash equivalents of $8.3 million compared to $7.2 million in cash and cash equivalents at December 31, 1997. Since its inception, SMCP has met its capital requirements through the $40.0 million capital contribution (the "Capital Contribution"), the $133.7 million net proceeds from the offering (the "Offering") of its 13 1/2% First Mortgage Notes due 2003 (the "East Chicago Notes") and equipment financing of approximately $20.6 million. The funds provided by these sources provided sufficient amounts to develop and commence operations of the East Chicago Showboat.

          In October 1997, the Partnership entered into an unsecured line of credit agreement with Fleet Bank N.A. in the amount of $3.0 million. The term of the line is for a period of one year, renewable annually at the rate of LIBOR plus 75 basis points. The line is available for general partnership purposes. The line is secured with funds deposited by Showboat with Fleet Bank N.A. As of March 31, 1998, all funds available under this facility had been drawn.

          SMCP is committed to letter agreements dated April 8, 1994 and April 18, 1995, with the City of East Chicago (which agreements were also included in the Owner's license issued to
SMCP). Pursuant to the letter agreements and its Owner's license SMCP is required to reimburse the City of East Chicago for expenses incurred in connection with the development of East Chicago Showboat including, but not limited to, professional planning and design fees, engineering, construction of infrastructure (including the construction of a proposed on/off ramp from Highway 912), utilities or other improvements at the Pastrick Marina or elsewhere related to the East Chicago Showboat, legal fees and costs, financial and other professional fees deemed necessary by the City. Additionally, SMCP has further committed to general and equipment funding for support and enhancement of neighborhood improvement programs, law enforcement operations, public safety programs, the East Chicago School system and infrastructure of East Chicago. SMCP has fulfilled all but approximately $.9 million of these obligations.

          Additionally, pursuant to its letter agreements with the City, SMCP is committed to contribute annually an aggregate 3.75% of its adjusted gross receipts to fund economic and community development projects for the City of East Chicago. Through March 31, 1998, a total of $6.3 million had been contributed.

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

          SMCP has purchased a surety bond naming the City of East Chicago and the Indiana Gaming Commission as beneficiaries for the amount of the commitments outstanding at the time of opening plus approximately $2.0 million related to the rental payment to the City pursuant to the Redevelopment Lease between the City and SMCP over the 5 year license plus approximately $2.0 million required by the Indiana Gaming Commission.

          During 1997, SMCP evaluated its various systems to determine whether or not those systems were year 2000 compliant. Based upon this review, SMCP has identified those systems which are not compliant and has implemented a plan to update those systems. SMCP expects the cost to update the affected systems will not exceed $2.0 million. SMCP is currently evaluating the effect of a failure to bring its systems into compliance will have on SMCP.

          Showboat and the Partnership entered into a standby equity commitment which requires that if, during any of the first three Operating Years (as defined), SMCP's Combined Cash Flow (as defined) is less than $35.0 million, Showboat will be required to make additional capital contributions to SMCP in the lesser of
(a) $15.0 million, or (b) the difference between the $35.0 million and the Operating Year's Combined Cash Flow. Showboat's aggregate potential obligation under the standby equity commitment is $30.0 million. The Partnership anticipates that the Combined Cash Flow of SMCP for the first full four quarters of operation will not achieve the $35.0 million threshold and Showboat will be required to contribute approximately $14.0 million pursuant to its standby equity commitment. As of March 31, 1998, Showboat has contributed $1.0 million to SMCP as part of this standby equity commitment. There can be no assurance that the Combined Cash Flow for any future Operating Year will exceed $35.0 million and that Showboat will not be required to make additional capital contributions to SMCP in accordance with the standby equity commitment. The Standby Equity Commitment is subject to certain limitations, qualifications, and exceptions.

          SMCP expects to fund its operating, debt service and capital needs from operating cash flow and the standby equity commitment. Based upon SMCP's anticipated operations and other available sources of cash, management believes that the foregoing sources of cash will be adequate to meet SMCP's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on the Notes for the foreseeable future. No assurance can be given, however, that these sources of cash will be sufficient for that purpose. SMCP intends to establish initial working capital reserves to provide for anticipated short-term liquidity needs. Although no additional financing beyond the line of credit described above is contemplated, SMCP will seek, if necessary and to the extent permitted  under  the  Indenture  for  the  East  Chicago  Notes, additional financing through bank borrowings, debt or equity financing. There can be no assurance that additional financing, if needed, will be available to

SMCP, or that, if available, the financing will be on terms favorable to SMCP. There is no assurance that SMCP's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

          All statements contained herein that are not historical facts, including but not limited to, statements regarding SMCP's current business strategy, and SMCP's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance SMCP's business plan on terms satisfactory to SMCP; competitive factors, such as expansion of gaming in Illinois, Indiana and Michigan, states from which SMCP expects to draw significant numbers of patrons and an increase in the number of casinos serving the Chicago metropolitan area; changes in labor, equipment and capital costs; contemplated joint ventures on terms satisfactory to SMC and to obtain necessary regulatory approvals; general business and economic conditions; and other factors described from time to time in SMCP's reports filed with the Securities and Exchange Commission. SMCP wishes to caution the readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

        SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

               The Partnership is a defendant in various lawsuits related to routine matters incidental to the operations of the business. Management does not believe that the outcome of the pending litigation will have a material adverse effect on the Partnership.

     ITEM 2.   CHANGES IN SECURITIES

               Not applicable.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS

               Not applicable.

     ITEM 5.   OTHER INFORMATION

               Not applicable.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

           Exhibit
             No.              Description

            27.01        Financial Data Schedule

          (b)  Reports on Form 8-K

                    None.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

Date:  May 14, 1998                          SHOWBOAT MARINA CASINO
                                             PARTNERSHIP, an Indiana general
                                             partnership

By:    SHOWBOAT MARINA INVESTMENT       By:  SHOWBOAT MARINA PARTNERSHIP an
       PARTNERSHIP, an Indiana               Indiana general partnership, a
       general partnership, a                general partner
       general partner

By:    SHOWBOAT INDIANA INVESTMENT      By:  SHOWBOAT INDIANA INVESTMENT
       LIMITED PARTNERSHIP, a                LIMITED PARTNERSHIP, a Nevada
       Nevada limited partnership,           limited partnership, a general
       a general partner                     partner

By:    SHOWBOAT INDIANA, INC., a        By:  SHOWBOAT INDIANA, INC., a
       Nevada corporation, its               Nevada corporation, its general
       general partner                       partner

By:    /s/ Carlton Geer                 By:  /s/ Carlton Geer
       Carlton Geer                          Carlton Geer
       President and Chief                   President and Chief Executive
       Executive Officer                     Officer

By:    /s/ Leann Schneider              By:  /s/ Leann Schneider
       Leann Schneider                       Leann Schneider
       Vice President Finance and            Vice President Finance and
       Chief Financial Officer               Chief
                                             Financial Officer

By:    WATERFRONT ENTERTAINMENT AND     By:  WATERFRONT ENTERTAINMENT AND
       DEVELOPMENT, INC., an                 DEVELOPMENT, INC., an Indiana
       Indiana corporation, a                corporation, a general partner
       general partner

By:    /s/ Michael A. Pannos            By:  /s/ Michael A. Pannos
       Michael A. Pannos                     Michael A. Pannos
       President                             President

By:    /s/ Thomas S. Cappas             By:  Thomas S. Cappas
       Thomas S. Cappas                      Thomas S. Cappas
       Treasurer (principal                  Treasurer (principal financial
       financial officer)                    officer)

                                             SHOWBOAT MARINA FINANCE
                                             CORPORATION, a Nevada
                                             corporation

                                        By:  /s/ Michael A. Pannos
                                             Michael A. Pannos
                                             Secretary

                                        By:  /s/ Leann Schneider
                                             Leann Schneider
                                             Vice President Finance and Chief
                                             Financial Officer