Form 10-Q
period 1998-06-30
SHOWBOAT MARINA CASINO PARTNERSHIP; SHOWBOAT MARINA FINANCE CORP
filed 1998-08-14
CIK 1013788, 1013791

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: June 30, 1998

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from:                    to
                                       ------------------    -------------------
Commission file number: 001-12419

                       SHOWBOAT MARINA CASINO PARTNERSHIP
                       SHOWBOAT MARINA FINANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            INDIANA                                          35-1978576
             NEVADA                                          88-0356197
-----------------------------------                 ----------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

ONE SHOWBOAT PLACE, EAST CHICAGO, INDIANA                             46312
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (219) 378-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               YES /X/    NO / /

      Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

       Showboat Marina Casino Partnership              Not applicable

       Showboat Marina Finance Corporation   1,000 shares of common stock, $1.00
                                                par value as of May 10, 1998

                    SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)

                                      INDEX

Part I           FINANCIAL INFORMATION                               Page No.

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheets -
                   June 30, 1998 and December 31, 1997                  3-4

                 Condensed Consolidated Statements of Operations -
                   For the second quarter and six months ended June
                   30, 1998 and 1997                                    5

                 Condensed Consolidated Statements of Cash Flows
                   For the six months ended June 30, 1998
                   and 1997                                             6

                 Notes to the Condensed Consolidated Financial
                   Statements                                           7

     Item 2.     Management's Discussion and Analysis                   8-11
                   of Financial Condition and Results of Operations

Part II          OTHER INFORMATION

                   ITEM 6                                               12

                   SIGNATURES                                           13

PART I.     Financial Information

Item 1.     Financial Statements

                SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (In thousands)

                                                              June 30,   December 31,
                     Assets                                    1998         1997
-----------------------------------------------------------  ---------   -----------
                                                            (unaudited)
Current assets:
   Cash and cash equivalents                                 $   9,921    $   7,246
   Accounts receivable, net                                      1,238          931
   Inventories                                                     309          337
   Prepaid expenses                                              1,300          805
                                                             ---------    ---------
         Total current assets                                   12,768        9,319
                                                             ---------    ---------

Property and equipment:
   Buildings                                                    56,366       56,304
   Vessel                                                       82,553       82,528
   Furniture, fixtures and equipment                            27,767       26,533
   Land improvements                                             2,123        2,123
                                                             ---------    ---------
                                                               168,809      167,488
Less accumulated depreciation and amortization                 (13,848)      (7,833)
                                                             ---------    ---------
   Net property and equipment                                  154,961      159,655
                                                             ---------    ---------

Other assets:
   Licensing costs, net of accumulated amortization of
      $583 and $340 at June 30, 1998 and December 31,
      1997, respectively                                         1,818        2,061

   Economic development costs, net of accumulated
      amortization of $737 and $432 at June 30, 1998 and
      December 31, 1997, respectively                            8,357        8,662

   Debt issuance costs, net of accumulated amortization of
      $1,331 and $778 at June 30, 1998 and December 31,
      1997, respectively                                         5,111        5,664

   Other assets, net of accumulated amortization of $323
      and $197 at June 30, 1998 and December 31, 1997,
      respectively                                               2,359        2,580
                                                             ---------    ---------
                                                                17,645       18,967
                                                             ---------    ---------

                                                             $ 185,374    $ 187,941
                                                             =========    =========

     See accompanying notes to condensed consolidated financial statements.

                                                                     (continued)

            SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP) AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (In thousands)
                                   (continued)

                                                        June 30,    December 31,
        LIABILITIES AND PARTNERS' CAPITAL                 1998         1997
----------------------------------------------------    --------    -----------
                                                       (unaudited)
Current liabilities:
   Current maturities of long-term debt                 $  5,834     $  5,555
   Accounts payable                                        2,018        2,766
   Payable to affiliates                                   2,476        2,712
   Accrued expenses                                        8,577        5,331
   Accrued interest                                        5,512        5,512
                                                        --------     --------
         Total current liabilities                        24,417       21,876

Long-term debt, excluding current maturities             149,240      151,968
                                                        --------     --------
         Total liabilities                               173,657      173,844

Partners' capital                                         11,717       14,097
                                                        --------     --------

                                                        $185,374     $187,941
                                                        ========     ========

     See accompanying notes to condensed consolidated financial statements.

                    SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands)                      Second Quarter Ended    Six Months Ended
                                    June 30,    June 30,   June 30,    June 30,
                                      1998        1997       1998        1997
                                    --------    --------   --------    --------
Revenues
  Casino                            $ 42,545    $ 32,902   $ 86,735    $ 32,902
  Food and beverage                    2,689       2,133      5,606       2,133
  Other                                  468         486        659         486
  Less: casino promotional
    allowances                          (616)       (681)    (1,380)       (681)
                                    --------    --------   --------    --------
      Net revenues                    45,086      34,840     91,620      34,840
                                    --------    --------   --------    --------
Operating expenses
  Direct
    Casino                            20,846      16,702     42,313      16,702
    Food and beverage                  2,508       2,156      5,196       2,156
  Depreciation of buildings,
    riverboats and equipment           2,961       2,429      6,299       2,429
  Project opening costs                   --       9,577         --       9,577
  Other                               14,686      10,662     30,417      10,662
                                    --------    --------   --------    --------
     Total operating expenses         41,001      41,526     84,225      41,526
                                    --------    --------   --------    --------
Income (loss) from operations          4,085      (6,686)     7,395      (6,686)
Interest expense, net of interest
  capitalized                         (5,403)     (4,528)   (10,878)     (5,573)
Other income, including interest
  income                                  68          62        104         775
                                    --------    --------   --------    --------
Net loss                            $ (1,250)   $(11,152)  $ (3,379)   $(11,484)
                                    ========    ========   ========    ========

     See accompanying notes to condensed consolidated financial statements.

                SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                June 30,    June 30,
                                                                  1998        1997
                                                                --------    --------
                                                                   (In thousands)
Net cash provided by (used in) operating activities             $  5,445    $   (610)
                                                                --------    --------

Cash flows from investing activities:
       Economic development costs                                     --      (3,833)
       Purchase of property and equipment                         (1,321)         --
       Payments for construction in progress                          --     (55,873)
       (Purchase) maturity of short-term investments                  --      68,899
                                                                --------    --------
          Net cash provided by (used in) investing activities     (1,321)      9,193
                                                                --------    --------
Cash flows from financing activities:
       Proceeds from long term financing                              --       9,636
       Repayments of long-term debt                               (2,449)       (727)
       Debt issuance costs                                            --        (106)
       Capital contributions                                       1,000       1,000
                                                                --------    --------
          Net cash provided by (used in) financing activities     (1,449)      9,803
                                                                --------    --------

Net increase in cash and equivalents                               2,675      18,386
Cash and cash equivalents at beginning of period                   7,246         599
                                                                --------    --------
Cash and cash equivalents at end of period                      $  9,921    $ 18,985
                                                                ========    ========
Supplemental disclosures of cash flow information and
non-cash investing and financing activities:
       Cash paid during the period for:
          Interest, net of amounts capitalized                  $ 10,325    $  5,432

     See accompanying notes to condensed consolidated financial statements.

                    SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations

                  The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Showboat Marina Casino Partnership (SMCP) and its wholly owned subsidiary, Showboat Marina Finance Corporation (SMFC) as of June 30, 1998 and December 31, 1997 and for the second quarter and six month periods ended June 30, 1998 and 1997.

                  SMCP is a general partnership and was formed as of March 1, 1996. SMCP received a riverboat license from the Indiana Gaming Commission and commenced operations on April 18, 1997. SMFC was incorporated on March 7, 1996, to assist SMCP in financing the East Chicago Showboat.

                  SMCP is effectively owned 55% by Showboat, Inc. (Showboat,) an indirect, wholly-owned subsidiary of Harrah's Entertainment, Inc., and 45% by Waterfront Entertainment and Development, Inc. (Waterfront) through various partnership interests.

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

2.    LONG-TERM DEBT

                  In October 1997, SMCP entered into an unsecured line of credit agreement with Fleet Bank N.A. in the amount of $3.0 million. The line of credit is secured by Showboat with funds on deposit with Fleet Bank N.A. The term of the line is for a period of one year, renewable annually at an interest rate of LIBOR plus 75 basis points. The line is available for general partnership purposes. No amounts were outstanding under this facility on June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      GENERAL

            Showboat Marina Casino Partnership (SMCP) owns and operates a riverboat casino, the Showboat Mardi Gras Casino, located in East Chicago, Indiana (the East Chicago Showboat). The East Chicago Showboat began operations on April 18, 1997.

            SMCP is a general partnership, which was formed as of March 1, 1996. Showboat Marina Finance Corporation (SMFC) is a wholly owned subsidiary of SMCP and was formed on March 7, 1996 to assist SMCP in financing the East Chicago Showboat. SMCP is owned 99% by Showboat Marina Partnership and 1% by Showboat Marina Investment Partnership. SMCP is effectively owned 55% by Showboat, Inc. (Showboat), an indirect, wholly-owned subsidiary of Harrah's Entertainment, Inc., and 45% by Waterfront Entertainment and Development, Inc. (Waterfront) through the partnership interests.

            Information contained in this quarterly report is supplemental to disclosures in SMCP's year end financial reports. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the management's discussion and analysis of financial condition and results of operations included in SMCP's December 31, 1997 Annual Report on Form 10-K.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

            Prior to the commencement of operations on April 18, 1997, the activities of SMCP were limited to applying for the gaming license, securing the land for, arranging for the financing of and completing the design and construction of the East Chicago Showboat. All costs, except for some interest expense, were capitalized. As a result, SMCP had no operating history prior to its April 18, 1997, commencement of operations, which impacts the comparability of SMCP's operating results between the current and prior year period.

Revenues

            For the second quarter ended June 30, 1998, SMCP had gross revenues of $45.7 million, compared to revenues of $35.5 million in the prior year second quarter. This was offset by complimentaries of $0.6 million in second quarter 1998 and $0.7 million in second quarter 1997, resulting in net revenues of $45.1 million and $34.8 million for the current and prior year second quarters, respectively. The revenue increase reflects both operating growth and the inclusion of a full quarter's operations in the results for the current year, versus only approximately two and one-half month's operations in the prior year. For the six months, net revenues were $91.6 million in the current year versus $34.8 million in the prior year. The year-over-year revenue increase for the six month period reflects the April 18, 1997, commencement of operations.

            Casino revenues for the second quarter ended June 30, 1998 were $42.5 million, and consisted of $9.0 million in table games revenue and $33.5 million in slot revenue. For the prior year second quarter, casino revenues totaled $32.9 million and were comprised of $8.7 million in table games revenue and $24.2 million in slot revenue. For the six months ended June 30, 1998, total casino revenues were $86.7 million.

Income From Operations

            SMCP's income from operations for the second quarter ended June 30, 1998 was $4.1 million, as compared to an operating loss of $6.7 million for the prior year second quarter. The prior year second quarter included a non-recurring $9.6 million charge for preopening costs. Operating expenses for second quarter 1998 included $12.0 million of gross revenue and admission taxes, as well as $1.6 million of community benefit levies. For the six months ended June 30, 1998, SMCP's operating income was $7.4 million.

            SMCP is currently reviewing its operations in an effort to improve margin performance. SMCP implemented a series of cost controls and continues to evaluate opportunities to reduce costs. SMCP continues to develop cost-effective marketing programs to increase awareness in the Chicago gaming market in an effort to enhance revenue. The Chicago gaming market has had significant capacity growth over the last two years, resulting in a slower than anticipated absorption of additional gaming capacity.

Net Loss

            For the second quarter ended June 30, 1998, SMCP experienced a net loss of $1.3 million. This loss was primarily attributable to the level of income from operations offset by interest expense of $5.4 million. For the prior year second quarter, SMCP reported a loss of $11.5 million, which included $9.6 million of preopening costs. For the six months ended June 30, 1998, SMCP reported a loss of $3.3 million.

MATERIAL CHANGES IN FINANCIAL CONDITION

            As of June 30, 1998 SMCP held cash and cash equivalents of $9.9 million compared to $7.2 million in cash and cash equivalents at December 31, 1997. Since its inception, SMCP has met its capital requirements through the $40.0 million capital contribution (the "Capital Contribution"), the $133.7 million net proceeds from the offering (the "Offering") of its 13 1/2% First Mortgage Notes due 2003 (the "East Chicago Notes") and equipment financing of approximately $20.6 million. The funds provided by these sources provided sufficient amounts to develop and commence operations of the East Chicago Showboat.

            In October 1997, SMCP entered into an unsecured line of credit agreement with Fleet Bank N.A. in the amount of $3.0 million. The term of the line is for a period of one year, renewable annually at the rate of LIBOR plus 75 basis points. The line is available for general partnership purposes. The line is secured with funds deposited by Showboat with Fleet Bank N.A. As of June 30, 1998, no amounts were outstanding under this facility.

            SMCP is committed to letter agreements dated April 8, 1994 and April 18, 1995, with the City of East Chicago (which agreements were also included in the Owner's license issued to SMCP). Pursuant to the letter agreements and its Owner's license, SMCP is required to reimburse the City of East Chicago for expenses incurred in connection with the development of East Chicago Showboat including, but not limited to, professional planning and design fees, engineering, construction of infrastructure (including the construction of a proposed on/off ramp from Highway 912), utilities or other improvements at the Pastrick Marina or elsewhere related to the East Chicago Showboat, legal fees and costs, and financial and other professional fees deemed necessary by the City. Additionally, SMCP has further committed to general and equipment funding for support and enhancement of neighborhood improvement programs, law enforcement operations, public safety programs, the East Chicago School system and infrastructure of East Chicago. As of June 30, 1998, SMCP has fulfilled all but approximately $0.9 million of these obligations.

            Additionally, pursuant to its letter agreements with the City, SMCP is committed to contribute annually an aggregate 3.75% of its adjusted gross receipts to fund economic and community development projects for the City of East Chicago. Through June 30, 1998, a total of $7.9 million had been contributed.

            SMCP has also agreed to the creation of a $5.0 million pool for a mortgage guarantee program to assist a minimum of 250 residents of East Chicago by guaranteeing up to 25% of the purchase price of a home; and the creation of a $500,000 pool to provide for its employees (who have been employed for at least six months) who are first time home buyers, down payment assistance of 5% of the purchase price of a home up to a maximum of $5,000. As of the date hereof, no funds have been expended in connection with the mortgage guarantee program or home down payment assistance program.

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

            Showboat and SMCP entered into a standby equity commitment which requires that if, during any of the first three Operating Years (as defined), SMCP's Combined Cash Flow (as defined) is less than $35.0 million, Showboat will be required to make additional capital contributions to SMCP each year in the lesser of (a) $15.0 million, or (b) the difference between the $35.0 million and the Operating Year's Combined Cash Flow. Showboat's aggregate potential obligation under the standby equity commitment is $30.0 million. SMCP anticipates that the Combined Cash Flow of SMCP for the first full four quarters of operation will not achieve the $35.0 million threshold and Showboat will be required to contribute up to approximately $14.0 million pursuant to its standby equity commitment. As of June 30, 1998, Showboat has contributed $1.0 million to SMCP as part of this standby equity commitment. There can be no assurance that the Combined Cash Flow for any future Operating Year will exceed $35.0 million and that Showboat will not be required to make additional capital contributions to SMCP in accordance with the standby equity commitment. The Standby Equity Commitment is subject to certain limitations, qualifications, and exceptions.

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

            All statements contained herein that are not historical facts, including but not limited to, statements regarding SMCP's current business strategy, and SMCP's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance SMCP's business plan on terms satisfactory to SMCP; competitive factors, such as expansion of gaming in Illinois, Indiana and Michigan, states from which SMCP expects to draw significant numbers of patrons and an increase in the number of casinos serving the Chicago metropolitan area; changes in labor, equipment and capital costs; contemplated joint ventures on terms satisfactory to SMC and to obtain necessary regulatory approvals; general business and economic conditions; changes in laws and regulations and decisions by courts and regulatory agencies; and other factors described from time to time in SMCP's reports filed with the Securities and Exchange Commission. SMCP wishes to caution the readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

          Exhibit
             No.                              Description
         ----------     --------------------------------------------------------
            27.01       Financial Data Schedule

            (b)   Reports on Form 8-K

                        None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1998

      SHOWBOAT MARINA CASINO
      PARTNERSHIP, an Indiana
      general partnership

By:   SHOWBOAT MARINA INVESTMENT         By:   SHOWBOAT MARINA PARTNERSHIP
      PARTNERSHIP, an Indiana                  an Indiana general
      general partnership, a                   partnership, a general
      general partner                          partner

By:   SHOWBOAT INDIANA INVESTMENT        By:   SHOWBOAT INDIANA INVESTMENT
      LIMITED PARTNERSHIP, a Nevada            LIMITED PARTNERSHIP, a Nevada
      limited partnership, a                   limited partnership, a
      general partner                          general partner

By:   SHOWBOAT INDIANA, INC., a          By:   SHOWBOAT INDIANA, INC., a
      Nevada corporation, its                  Nevada corporation, its
      general partner                          general partner


      By: /s/ JUDY T. WORMSER                  By: /s/ JUDY T. WORMSER
      ------------------------------           -------------------------------
            Judy T. Wormser                           Judy T. Wormser
            Vice President and                        Vice President and
            Treasurer                                 Treasurer

By:   WATERFRONT ENTERTAINMENT AND       By:   WATERFRONT ENTERTAINMENT AND
      DEVELOPMENT, INC., an Indiana            DEVELOPMENT, INC., an Indiana
      corporation, a general                   corporation, a general
      partner                                  partner


      By: /s/ MICHAEL A. PANNOS                By: /s/ MICHAEL A. PANNOS
      ------------------------------           -------------------------------
            Michael A. Pannos                        Michael A. Pannos
            President                                President


      By: /s/ THOMAS S. CAPPAS                 By: /s/ THOMAS S. CAPPAS
      ------------------------------           -------------------------------
            Thomas S. Cappas                         Thomas S. Cappas
            Treasurer (principal                     Treasurer (principal
            financial officer)                       financial officer)

      SHOWBOAT MARINA FINANCE
      CORPORATION, a Nevada
      corporation


      By: /s/ MICHAEL A. PANNOS
      ------------------------------
            Michael A. Pannos
            Secretary


      By: /s/ CHARLES L. ATWOOD
      ----------------------------------
            Charles L. Atwood
            Vice President and
            Treasurer

--------------------------------------------------------------------------------

                                  Exhibit Index
                                  -------------

                                                              Sequential
Exhibit No.               Description                         Page No.
-----------       -------------------------------             ----------

EX-27             Financial Data Schedule                         15