Form 10-Q
period 1998-09-30
SHOWBOAT MARINA CASINO PARTNERSHIP; SHOWBOAT MARINA FINANCE CORP
filed 1998-11-13
CIK 1013788, 1013791

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
( XX ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:           September 30, 1998
                                            -----------------------------------

                                         OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from:                  to
                                          -----------------    -----------------

Commission file number:                        001-12419
                          -------------     ------------------------------------

                       SHOWBOAT MARINA CASINO PARTNERSHIP
                       SHOWBOAT MARINA FINANCE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  INDIANA                                  35-1978576
                   NEVADA                                  88-0356197
         ----------------------------           -------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

ONE SHOWBOAT PLACE, EAST CHICAGO, INDIANA                          46312
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (219) 378-3000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              YES    X      NO
                                                   -----        -----

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

   Showboat Marina Casino Partnership                Not applicable

   Showboat Marina Finance Corporation    1,000 shares of common stock, $1.00
                                           par value as of November 13, 1998

              SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY

                                 INDEX

Part I                    FINANCIAL INFORMATION                                                        Page No.
     Item 1.              Financial Statements

                          Condensed Consolidated Balance Sheets -
                            September 30, 1998 and December 31, 1997....................................  3-4

                          Condensed Consolidated Statements of Operations -
                            For the third quarter and nine months ended September 30,
                            1998 and 1997...............................................................  5

                          Condensed Consolidated Statements of Cash Flows -
                            For the nine months ended September 30, 1998 and 1997.......................  6

                          Notes to the Condensed Consolidated Financial Statements......................  7

     Item 2.              Management's Discussion and Analysis
                            of Financial Condition and Results of Operations............................  8-11

Part II                   OTHER INFORMATION

                            Item 6......................................................................  12

                            Signatures..................................................................  13

PART I.  Financial Information

Item 1.           Financial Statements

              SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (In thousands)

                                                                           September 30,           December 31,
                                 Assets                                         1998                   1997
    ------------------------------------------------------------------   -------------------    -------------------
                                                                            (unaudited)
    Current assets:
       Cash and cash equivalents.....................................  $            20,033    $             7,246
       Accounts receivable, net......................................                1,453                    931
       Inventories...................................................                  276                    337
       Prepaid expenses..............................................                1,149                    805
                                                                         -------------------    -------------------
             Total current assets....................................               22,911                  9,319
                                                                         -------------------    -------------------

    Property and equipment:
       Buildings.....................................................               56,372                 56,304
       Vessel........................................................               82,612                 82,528
       Furniture, fixtures and equipment.............................               29,269                 26,533
       Land improvements.............................................                2,139                  2,123
                                                                         -------------------    -------------------
                                                                                   170,392                167,488
    Less accumulated depreciation and amortization...................              (16,895)                (7,833)
                                                                         -------------------    -------------------
       Net property and equipment....................................              153,497                159,655
                                                                         -------------------    -------------------

    Other assets:
       Licensing costs, net of accumulated amortization of
          $720 and $340 at September 30, 1998 and December 31,
          1997, respectively.........................................                1,681                  2,061

       Economic development costs, net of accumulated
          amortization of $909 and $432 at September 30, 1998 and
          December 31, 1997, respectively............................                9,053                  8,662

       Debt issuance costs, net of accumulated amortization of
          $1,647 and $778 at September 30, 1998 and
          December 31, 1997, respectively............................                4,795                  5,664

       Other assets, net of accumulated amortization of $915 and
          $197 at September 30, 1998 and December 31, 1997,
          respectively...............................................                1,859                  2,580
                                                                         -------------------    -------------------
                                                                                    17,388                 18,967
                                                                         -------------------    -------------------

                                                                       $           193,796    $           187,941
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------


See accompanying notes to condensed consolidated financial statements.


                                                                     (continued)
                                        3

                SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (In thousands)
                                   (continued)


                                                                        September 30,             December 31,
                   LIABILITIES AND PARTNERS' CAPITAL                        1998                      1997
       ----------------------------------------------------------   ---------------------      --------------------
                                                                        (unaudited)
Current liabilities:
          Current maturities of long-term debt..................  $                5,992     $               5,555
          Accounts payable......................................                   2,525                     2,766
          Payable to affiliates.................................                   3,253                     2,712
          Accrued expenses......................................                   8,844                     5,331
          Accrued interest......................................                     788                     5,512
                                                                    ---------------------      --------------------
                Total current liabilities.......................                  21,402                    21,876

       Long-term debt, excluding current maturities.............                 147,679                   151,968
                                                                    ---------------------      --------------------
                Total liabilities...............................                 169,081                   173,844

       Partners' capital........................................                  24,715                    14,097
                                                                    ---------------------      --------------------

                                                                  $              193,796     $             187,941
                                                                    ---------------------      --------------------
                                                                    ---------------------      --------------------




See accompanying notes to condensed consolidated financial statements.

                SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                          Third Quarter Ended                      Nine Months Ended
                                                     September 30,      September 30,      September 30,      September 30,
                                                          1998             1997                1998                1997
                                                      -------------     ------------      -------------      -------------
Revenues
  Casino.....................................        $     45,307       $     40,798      $     132,042       $     73,700
  Food and beverage..........................               2,765              2,801              8,371              4,934
  Other......................................                 828                230              1,487                716
  Less: casino promotional
    allowances...............................              (1,409)            (1,191)            (2,789)            (1,872)
                                                      ------------       ------------     -------------       ------------
      Net revenues...........................              47,491             42,638            139,111             77,478
                                                      ------------       ------------     -------------       ------------
Operating expenses
  Direct
    Casino...................................              19,443             19,847             61,756             36,550
    Food and beverage........................               1,946              2,575              7,142              4,731
  Depreciation of buildings,
    riverboats and equipment.................               4,343              3,276             10,642              5,705
  Project opening costs......................                   -                  -                  -              9,577
  Other......................................              16,722             13,962             47,139             24,623
                                                      ------------       ------------     -------------       ------------
        Total operating expenses.............              42,454             39,660            126,679             81,186
                                                      ------------       ------------     -------------       ------------
Income (loss) from operations................               5,037              2,978             12,432             (3,708)
Interest expense, net of interest
  capitalized................................              (5,432)            (5,574)           (16,310)           (11,147)
Other income, including interest
  income.....................................                  55                 80                159                855
                                                      ------------       ------------     -------------       ------------
Net loss                                             $       (340)      $     (2,516)     $      (3,719)      $    (14,000)
                                                      ------------       ------------     -------------       ------------
                                                      ------------       ------------     -------------       ------------



See accompanying notes to condensed consolidated financial statements.

                SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                            September 30,           September 30,
                                                                                1998                    1997
                                                                          -----------------      ----------------
Net cash provided by (used in) operating activities....................   $        6,075         $        (6,950)
                                                                          -----------------      ----------------
Cash flows from investing activities:
  Economic development costs...........................................             (868)                 (3,858)
  Purchase of property and equipment...................................           (2,905)                      -
  Payments for construction in progress................................                -                 (59,408)
  Maturity of short-term investments...................................                -                  68,688
                                                                          -----------------      ----------------
     Net cash provided by (used in) investing activities...............           (3,773)                  5,422
                                                                          -----------------      ----------------

Cash flows from financing activities:
  Proceeds from long-term financing....................................                -                   9,636
  Repayments of long-term debt.........................................           (3,851)                 (1,799)
  Debt issuance costs..................................................                -                    (145)
  Capital contributions................................................           14,336                   1,000
                                                                          -----------------      ----------------
     Net cash provided by financing activities.........................           10,485                   8,692
                                                                          -----------------      ----------------

Net increase in cash and equivalents...................................           12,787                   7,164
Cash and cash equivalents at beginning of period.......................            7,246                     599
                                                                          -----------------      ----------------
Cash and cash equivalents at end of period.............................   $       20,033         $         7,763
                                                                          -----------------      ----------------
                                                                          -----------------      ----------------

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
  Cash paid during the period for:
     Interest, net of amounts capitalized                                 $      20,166          $        15,328

     Equipment acquired under capital lease                               $           -          $        10,984











See accompanying notes to condensed consolidated financial statements.

                SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations

                           The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Showboat Marina Casino Partnership (SMCP) and its wholly owned subsidiary, Showboat Marina Finance Corporation (SMFC), as of September 30, 1998 and December 31, 1997 and for the third quarter and nine month periods ended September 30, 1998 and 1997.

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

2.   LONG-TERM DEBT

                           In October 1997, SMCP entered into an unsecured line of credit agreement with Fleet Bank N.A. in the amount of $3.0 million. The line of credit is secured by Showboat with funds on deposit with Fleet Bank N.A. The term of the line is for a period of one year, renewable annually at an interest rate of LIBOR plus 75 basis points. The line is available for general partnership purposes. No amounts were outstanding under this facility on September 30, 1998.

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

Revenues

                  For the third quarter ended September 30, 1998, SMCP had gross revenues of $48.9 million, compared to revenues of $43.8 million in the prior year third quarter. This was offset by complimentaries of $1.4 million in third quarter 1998 and $1.2 million in third quarter 1997, resulting in net revenues of $47.5 million and $42.6 million for the current and prior year third quarters, respectively. For the nine months, net revenues were $139.1 million in the current year versus $77.5 million in the prior year. The year-over-year revenue increase for the nine month period reflects the April 18, 1997, commencement of operations.

                  Casino revenues for the third quarter ended September 30, 1998 were $45.3 million, and consisted of $9.8 million in table games revenue and $35.5 million in slot revenue. For the prior year third quarter, casino revenues totaled $40.8 million and were comprised of $12.2 million in table games revenue and $28.6 million in slot revenue. For the nine months ended September 30, 1998, total casino revenues were $132.0 million versus $77.5 million for the prior partial nine month period ended September 30, 1997.

Income From Operations

                  SMCP's income from operations for the third quarter ended September 30, 1998 was $5.0 million, as compared to an operating income of $3.0 million for the prior year third quarter. Operating expenses for third quarter 1998 included $12.6 million of gross revenue and admission taxes, as well as $1.7 million of community benefit levies. For the nine months ended September 30, 1998, SMCP's operating income was $12.4 million versus a $3.7 million loss for the prior partial nine month period ended September 30, 1997.

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

Net Loss

                  For the third quarter ended September 30, 1998, SMCP experienced a net loss of $0.3 million. This loss was primarily attributable to $5.0 million of income from operations offset by interest expense of $5.4 million. For the prior year third quarter, SMCP reported a loss of $2.5 million. For the nine months ended September 30, 1998, SMCP reported a loss of $3.7 million.

MATERIAL CHANGES IN FINANCIAL CONDITION

                  As of September 30, 1998, SMCP held cash and cash equivalents of $20.0 million compared to $7.2 million in cash and cash equivalents at December 31, 1997. Since its inception, SMCP has met its capital requirements through the $40.0 million capital contribution (the "Capital Contribution"), the $133.7 million net proceeds from the offering (the "Offering") of its 13 1/2% First Mortgage Notes due 2003 (the "East Chicago Notes") and equipment financing of approximately $20.6 million. The funds provided by these sources provided sufficient amounts to develop and commence operations of the East Chicago Showboat.

                  In October 1997, SMCP entered into an unsecured line of credit agreement with Fleet Bank N.A. in the amount of $3.0 million. The term of the line is for a period of one year, renewable annually at the rate of LIBOR plus 75 basis points. The line is available for general partnership purposes. The line is secured with funds deposited by Showboat with Fleet Bank N.A. As of September 30, 1998, no amounts were outstanding under this facility.

                  SMCP is committed to letter agreements dated April 8, 1994 and April 18, 1995, with the City of East Chicago (which agreements were also included in the Owner's license issued to SMCP). Pursuant to the letter agreements and its Owner's license, SMCP is required to reimburse the City of East Chicago for expenses incurred in connection with the development of East Chicago Showboat including, but not limited to, professional planning and design fees, engineering, construction of infrastructure (including the construction of a proposed on/off ramp from Highway 912), utilities or other improvements at the Pastrick Marina or elsewhere related to the East Chicago Showboat, legal fees and costs, and financial and other professional fees deemed necessary by the City. Additionally, SMCP has further committed to general and equipment funding for support and enhancement of neighborhood improvement programs, law enforcement operations, public safety programs, the East Chicago School system and infrastructure of East Chicago. As of September 30, 1998, SMCP has fulfilled all but approximately $0.9 million of these obligations.

                  Additionally, pursuant to its letter agreements with the City, SMCP is committed to contribute annually an aggregate 3.75% of its adjusted gross receipts to fund economic and community development projects within the City of East Chicago. Through September 30, 1998, a total of $9.6 million had been contributed.

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

                  SMCP has purchased a surety bond naming the City of East Chicago and the Indiana Gaming Commission as beneficiaries for the amount of the commitments outstanding at the time of opening plus approximately $2.0 million related to the rental payment to the City pursuant to the Redevelopment Lease between the City and SMCP over the 5 year license plus approximately $2.0 million required by the Indiana Gaming Commission. The amount outstanding under the surety bond at September 30, 1998, is $15.4 million.

                  During 1997, SMCP evaluated its various systems to determine whether or not those systems were Year 2000 compliant. Based upon this review, SMCP has identified those systems which are not compliant and has implemented a plan to update those systems. SMCP expects the cost to update the affected systems will not exceed $2.0 million. SMCP is currently evaluating the Year 2000 readiness of its significant suppliers. However, should SMCP and/or its significant suppliers fail to correct material Year 2000 issues, such failure could have a significant impact on SMCP's ability to operate as it did before Year 2000. In such an event, contingency plans will be developed to minimize any impact to the extent possible. The impact on SMCP's operating results of such failures and of any contingency plans to be designed to address such events cannot be determined at this time.

                  Showboat and SMCP entered into a standby equity commitment which requires that if, during any of the first three Operating Years (as defined), SMCP's Combined Cash Flow (as defined) is less than $35.0 million, Showboat will be required to make additional capital contributions to SMCP each year in the lesser of (a) $15.0 million, or (b) the difference between the $35.0 million and the Operating Year's Combined Cash Flow. Showboat's aggregate potential obligation under the standby equity commitment is $30.0 million. The Combined Cash Flow of SMCP for the first full four quarters of operation did not achieve the $35.0 million threshold and Showboat was required to contribute $14.3 million pursuant to its standby equity commitment. As of September 30, 1998, Showboat's remaining potential obligation under the standby equity commitment was $15.7 million. There can be no assurance that the Combined Cash Flow for any future Operating Year will exceed $35.0 million and that Showboat will not be required to make additional capital contributions to SMCP in accordance with the standby equity commitment. The Standby Equity Commitment is subject to certain limitations, qualifications, and exceptions.

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

                SHOWBOAT MARINA CASINO PARTNERSHIP AND SUBSIDIARY

PART II. Other Information

         Item 6.      Exhibits and Reports on Form 8-K

               (a)   Exhibits

              Exhibit
                 No.                       Description
              -------    ------------------------------------------------------
               27.01           Financial Data Schedule

               (b)   Reports on Form 8-K

                         None.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     November 13, 1998

          SHOWBOAT MARINA CASINO
          PARTNERSHIP, an Indiana general partnership


By:       SHOWBOAT MARINA INVESTMENT PARTNERSHIP, an           By:   SHOWBOAT MARINA PARTNERSHIP an Indiana general
          Indiana general partnership, a general partner             partnership, a general partner

By:       SHOWBOAT INDIANA INVESTMENT LIMITED                  By:   SHOWBOAT INDIANA INVESTMENT LIMITED
          PARTNERSHIP, a Nevada limited partnership, a               PARTNERSHIP, a Nevada limited partnership, a
          general partner                                            general partner

By:       SHOWBOAT INDIANA, INC., a Nevada corporation,        By:   SHOWBOAT INDIANA, INC., a Nevada corporation,
          its general partner                                        its general partner

          By: /s/ JUDY T. WORMSER                                    By: /s/ JUDY T. WORMSER
                Judy T. Wormser                                             Judy T. Wormser
                Vice President and Treasurer                                Vice President and Treasurer

By:       WATERFRONT ENTERTAINMENT AND DEVELOPMENT,            By:   WATERFRONT ENTERTAINMENT AND DEVELOPMENT,
          INC., an Indiana corporation, a general                    INC., an Indiana corporation, a general partner
          partner

          By: /s/ MICHAEL A. PANNOS                                  By: /s/ MICHAEL A. PANNOS
                Michael A. Pannos                                          Michael A. Pannos
                President                                                  President

          By: /s/ THOMAS S. CAPPAS                                   By: /s/ THOMAS S. CAPPAS
                Thomas S. Cappas                                           Thomas S. Cappas
                Treasurer (principal financial officer)                    Treasurer (principal financial officer)

          SHOWBOAT MARINA FINANCE CORPORATION, a Nevada corporation

          By: /s/ MICHAEL A. PANNOS
                Michael A. Pannos
                Secretary

          By: /s/ CHARLES L. ATWOOD
                Charles L. Atwood
                Vice President and Treasurer



                                  Exhibit Index
                                ----------------

                                                              Sequential
Exhibit No.                Description                        Page No.
--------------    -------------------------------             ----------

EX-27             Financial Data Schedule                         15
